Form 10-Q
period 2006-03-31
IOMAI CORP
filed 2006-05-15
CIK 1125001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 000-51709
Iomai Corporation
(exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2049149 (I.R.S. Employer Identification No.)

20 Firstfield Road, Suite 250, Gaithersburg, Maryland (Address of principal executive offices)	20878 (Zip Code)
Registrant’s telephone number, including area code:
(301) 556-4500
Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each Class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value Per Share
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☐                    Accelerated Filer ☐                      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 16,908,231 shares of the registrant’s Common Stock outstanding as of May 8, 2006.

2

Cautionary Note Regarding Forward-Looking Statements
     This report contains forward-looking statements. All statements contained in this report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about the implementation of our corporate strategy; our future financial performance and projected expenditures; our ability to enter into future collaborations with pharmaceutical, biopharmaceutical and biotechnology companies and academic institutions or to obtain funding from government agencies; our product research and development activities, including the timing and progress of our clinical trials, and projected expenditures; our technology’s potential efficacy, advantages over current approaches to vaccination and broad applicability to infectious diseases; our ability to receive regulatory approvals to develop and commercialize our product candidates; our ability to increase our manufacturing capabilities for our product candidates; our ability to develop or obtain funding for our immunostimulant patch for pandemic flu applications; our projected markets and growth in markets; our product formulations and patient needs and potential funding sources; our staffing needs; and our plans for sales and marketing.
     The forward-looking statements in this report are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties include those set forth under the heading “Factors That May Impact Future Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements
IOMAI CORPORATION
BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,554	$5,190
Marketable securities	6,934	—
Accounts receivable	1,008	12
Prepaid expenses and other current assets	980	258

Total current assets	31,476	5,460

Property and equipment, net	5,296	4,465
Restricted cash	49	49
Restricted marketable securities	596	590
Deferred financing costs	—	1,108
Other noncurrent assets	217	189

Total assets	$37,634	$11,861

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,256	$2,012
Accrued expenses	993	1,611
Notes payable, current portion	1,365	1,333
Notes payable to related party, current portion	197	229
Capital lease obligation, current portion	5	5

Total current liabilities	4,816	5,190

Notes payable, long-term portion	1,044	1,397
Notes payable to related party, long-term portion	1,485	1,264
Capital lease obligation, long-term portion	—	1
Deferred rent	256	122

Total liabilities	7,601	7,974

Common stock subject to put right	—	1,959
Warrant to purchase Series C preferred stock	—	23
Series C convertible redeemable preferred stock, $0.01 par value; 0 shares authorized, issued and outstanding at March 31, 2006; and 150,000,000 shares authorized; 129,590,034 shares issued and outstanding at December 31, 2005	—	70,363

Stockholders’ equity (deficit):
Series B convertible preferred stock; $0.01 par value; 0 shares authorized, issued and outstanding at March 31, 2006; and 15,200,000 shares authorized; 14,734,578 shares issued and outstanding at December 31, 2005	—	147
Common stock, $0.01 par value; 200,000,000 shares authorized and 16,908,231 shares outstanding at March 31, 2006; and 220,000,000 shares authorized; 795,519 shares issued and outstanding at December 31, 2005	169	8
Additional paid-in capital	103,886	—
Accumulated other comprehensive income	2	1
Accumulated deficit	(74,024)	(68,614)

Total stockholders’ equity (deficit)	30,033	(68,458)

Total liabilities and stockholders’ equity (deficit)	$37,634	$11,861

See accompanying notes.

IOMAI CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Revenues	$997	$971

Cost and expenses:
Research and development	4,929	3,739
General and administrative	1,219	881

Total costs and expenses	6,148	4,620

Loss from operations	(5,151)	(3,649)

Other income (expense)
Interest income	139	115
Interest expense	(97)	(125)
Other expense, net	72	(10)

Total other income (expense), net	114	(20)

Net loss before cumulative effect of a change in accounting principle	(5,037)	(3,669)
Cumulative effect of change in accounting principle	17	—

Net loss	(5,020)	(3,669)

Dividends on and accretion of convertible redeemable preferred stock	(434)	(1,373)

Net loss available to common stockholders	$(5,454)	$(5,042)

Net loss available to common stockholders per share of common stock—basic and diluted	$(0.49)	$(6.53)

Weighted-average number of shares of common stock—basic and diluted	11,179,355	771,991

See accompanying notes.

IOMAI CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities
Net loss	$(5,020)	$(3,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	270	701
Stock-based compensation expense	170	13
Non-cash interest expense and amortization of premium/discount of marketable securities	(16)	10
Deferred rent	110	(11)
Loss on disposal of property and equipment	5	1
Changes in operating assets and liabilities:
Accounts receivable	(996)	(561)
Prepaid expenses and other current assets	(739)	(59)
Other noncurrent assets	(29)	4
Accounts payable	(158)	332
Accrued expenses	(418)	(181)

Net cash used in operating activities	(6,821)	(3,420)

Cash flows from investing activities
Purchases of property and equipment	(619)	(412)
Sales of property and equipment	3	—
Sales/maturities of marketable securities	—	7,000
Purchases of marketable securities	(6,906)	(4,526)

Net cash (used in) provided by investing activities	(7,522)	2,062

Cash flows from financing activities
Proceeds from the exercise of stock options	7	—
Proceeds from initial public offering, net of underwriting commissions	32,854	—
Stock issuance costs	(1,020)	—
Proceeds from notes payable	—	96
Principal payments on notes payable	(322)	(273)
Proceeds from notes payable to related party	279	—
Principal payments on notes payable to related party	(90)	(80)
Payments under capital lease obligations	(1)	(5)

Net cash provided by (used in) financing activities	31,707	(262)

Net increase (decrease) in cash and cash equivalents	17,364	(1,620)
Cash and cash equivalents at beginning of period	5,190	6,942

Cash and cash equivalents at end of period	$22,554	$5,322

Supplemental schedule of noncash investing and financing activities
Cash paid for interest	$107	$133

See accompanying notes.

IOMAI CORPORATION
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
The financial statements of Iomai Corporation (the “Company” or “Iomai”) for the three-month periods ended March 31, 2006 and 2005 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature except for those entries recorded to account for the initial public offering (see Note 3 – Initial Public Offering). These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.
The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
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
Restricted cash and marketable securities
Restricted cash at March 31, 2006 and 2005 relates to a deposit held as collateral for a letter of credit acting as a security deposit on a facility operating lease. The interest rate is the bank’s prime rate plus one percent per annum and the fee is one percent annually.
Restricted marketable securities at March 31, 2006 and 2005 include marketable securities with a face value of $600,000 pledged as collateral to secure payment of notes payable issued to finance, in part, the build-out of the Company’s facilities.
Revenue recognition
The Company recognizes revenue when all terms and conditions of the agreements have been met, including persuasive evidence of an arrangement, services have been rendered, price is fixed or determinable, and collectability is reasonably assured. For reimbursable cost research grants, the Company recognizes revenue as costs are incurred once the grant funding is authorized. Funding of government grants beyond the U.S. government’s current fiscal year is subject to annual congressional appropriations, and the Company cannot recognize revenue for subsequent years until the period in which such funding is duly authorized. Provisions for estimated losses on research grant projects and any other contracts are made in the period such losses are determined.
Research and development costs
The Company expenses its research and development costs as incurred; however, equipment and facilities that are acquired or constructed for research and development activities that have alternative future uses (in research and development projects or otherwise) are capitalized and depreciated as tangible assets.
Stock-based compensation
The Company has four stock-based employee compensation plans, described more fully in Note 4 — Stockholders’ Deficit. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under the prospective method of adoption selected by the Company under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS No. 148), the recognition provisions have been applied to all employee awards granted, modified, or settled after January 1, 2003. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (Statement 123(R)), using the modified-prospective-transition method. See Note 4 — Stockholders’ Deficit for discussion of impact of adoption of Statement 123(R).

3. Initial Public Offering
     On February 6, 2006, the Company closed its initial public offering by selling 5,000,000 shares of its common stock at a public offering price of $7.00 per share. Net proceeds, before expenses, were $32,853,574. The Company’s expenses for the initial public offering, including legal, accounting and printing fees, were $1.9 million, so total net proceeds, after expenses, were $31.0 million.
     Upon the closing of the Company’s initial public offering, a put option on 57,500 shares of common stock terminated in accordance with its terms without further financial obligation to the Company. In 2001, the Company granted the put option to the Walter Reed Army Institute of Research (WRAIR) in connection with the issuance of those shares to WRAIR as part of an amendment to the master license agreement for the transcutaneous immunization technology. Prior to initial public offering WRAIR had the right to put these shares to the Company, upon certain conditions, for the greater of $1,958,450 or the then fair market value of those shares at the date of exercise.
     Also in connection with the initial public offering, all of the Company’s preferred stock was automatically converted into shares of Common Stock as follows:
•	All shares of Series B convertible preferred stock (Series B Preferred Stock) were automatically converted into 1,133,424 shares of common stock;

•	All shares of Series C convertible redeemable preferred stock (Series C Preferred Stock) were automatically converted into 9,968,443 shares of common stock

•	A warrant issued to the Company’s placement agent in connection with the Series C Stock financing in December 2002 for 250,000 shares of Series C Preferred Stock was automatically converted into a warrant to purchase up to 19,231 shares of Common Stock at an exercise price of $5.7473 per share.
     The Company previously issued warrants to purchase up to 16,529 shares at a per share exercise price of $5.75 issued in connection with the financing of the build-out of the Company’s facility. Upon the initial public offering, the holder exercised these warrants in accordance with their terms in a cashless exercise for 2,865 shares of Common Stock.
     Upon completion of the initial public offering, the Company had 16,900,251 shares of Common Stock outstanding after giving effect to the automatic conversion of the Company’s Series B and C Preferred Stock, the cashless exercise of the warrant to purchase common stock for 2,865 shares by the equipment financing company, and the issuance of 5,000,000 shares of common stock in the initial public offering.
4. Stockholders’ Deficit
Stock-Based Compensation
The Company expenses options in accordance with the fair value recognition provisions of SFAS No. 123, whereby the Company recognizes stock-based compensation based on the fair value of the options at the date of grant using the Black-Scholes model.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123(R), using the modified-prospective-transition method. Results for prior periods have not been restated.

Under the modified-prospective-transition method, the Company will continue to recognize compensation as options vest. The principal change in accounting with the adoption of Statement 123(R) is that beginning with the first quarter of 2006, management must estimate forfeitures of options (resulting from the failure of optionholders to satisfy service or performance conditions) prior to vesting, and reduce stock-based compensation expense by the amount of these estimated forfeitures. Previously, under Statement 123, the Company had elected to adjust stock-based compensation expense only for actual forfeitures. The Company will periodically monitor the rates for actual forfeitures and, if necessary, adjust its stock-based compensation expense for changes in its estimated rate of forfeitures and differences between expectations and actual experience.
Also, with the adoption of Statement 123(R), the Company recognized a one-time charge recorded as the cumulative effect of a change in accounting principle, which reflects an estimate of forfeitures for unvested awards outstanding upon the adoption of Statement 123(R). This amount represents a reduction in the compensation cost for prior periods for any unvested options remaining that would not have been recognized in those prior periods had forfeitures for such unvested options been estimated during those prior periods. The cumulative effect for this change in accounting principle totaled $16,726 and is recorded on the statement of operations for the three months ended March 31, 2006.
The adoption of Statement 123(R) on January 1, 2006 did not have a material impact on the Company’s net loss and net loss per share for the three-month period ended March 31, 2006.
Under Statement 123(R), the cumulative amount of compensation cost recognized for instruments classified as equity that ordinarily would result in a future tax deduction under existing tax law shall be considered to be a deductible temporary difference in applying FASB Statement No. 109, Accounting for Income Taxes. The deductible temporary difference is based on the compensation cost recognized for financial reporting purposes; however, these provisions currently do not impact to the Company as all the deferred tax assets have a full valuation allowance against them.
A summary of all stock option plan activity during the three months ended March 31, 2006 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value (1)
	Shares	Exercise Price	Term	($000s)
Outstanding at December 31, 2005	1,893,264	$1.64
Granted	660,000	5.29
Exercised	(7,980)	0.91
Forfeited or expired	—	—

Outstanding at March 31, 2006	2,545,284	$2.59	8.0	$8,201

Vested or expected to vest	2,359,501	$2.57	7.9	$7,647

Exercisable at March 31, 2006	1,112,614	$1.97	6.7	$4,276

(1)	Calculated using the per-share closing price of the Company’s common stock on March 31, 2006, which was $5.81.
The total fair value of stock options which vested during the three-month period ended March 31, 2006, less estimated forfeitures, was approximately $187,098. The total intrinsic value of stock options exercised during the three-month period ended March 31, 2006 was approximately $48,598. Cash received from option exercise under all stock compensation plans was $7,262 for the first quarter of 2006.
As of March 31, 2006, there was approximately $3.3 million of total unrecognized compensation expense, less estimated forfeitures, related to nonvested options under the Company’s stock compensation plans. The expenses are expected to be recognized over a weighted-average period of 2.6 years.
Stock options awarded to directors and employees generally are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Those options generally vest in equal installments over a four-year period based on continued service and have ten-year contractual terms. The Company recognizes compensation costs for those options on a straight-line basis over the requisite service period for the entire award (that is, generally over four years).

During the first quarter of 2006, the Company issued 660,000 options, which vest in equal installments over a four-year period. The weighted-average fair value of the options granted during the three-months ended March 31, 2006 was $3.25 per share applying the Black-Scholes option-pricing model utilizing the following weighted-average assumptions and a discussion of management’s methodology for developing each of the assumptions used in the valuation model follows:

Three months ended
March 31, 2006

Expected dividend yield	0%
Expected volatility	70%
Risk-free interest rate	4.83%
Expected average life of options	5 years
Expected forfeiture rate	3.0% – 7.0%
Dividend Yield — The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company tracks the historical volatility of its own stock, but since the Company went public only in February 2006, the Company also uses an estimated volatility based on the volatility of a number of similarly situated biotechnology companies, along with other factors deemed relevant by management.
Risk-Free Interest Rate — This is the U.S. Treasury rate for the week of each option grant during the quarter having a term that most closely resembles the expected life of the option.
Expected Life of the Option Term — This is the period of time that the options granted are expected to remain unexercised. Options granted during the quarter have a maximum term of ten years. The Company estimates the expected life of the option term to be five years; however, now that the Company is a public entity, management expects that over time, management will track estimates of the expected life of the option term so that its estimates will approximate actual past behavior for similar options.
Expected Forfeiture Rate — The forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data ranging anywhere from the past one to three years, with further consideration given to the class of employees to whom the options were granted.
The Company recognized the following stock option compensation expense for the three months ended:

	March 31,
	2006	2005

Employees and directors	$199,414	$12,434
Non-employee consultants	(12,316)	320

	$187,098	$12,755

Stock Compensation Plans
1998 Stock Option Plan
     In 1998, the Company adopted a stock option plan (the 1998 Plan) and reserved 76,923 shares of common stock pursuant to the 1998 Plan. Incentive stock awards are granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant. Nonstatutory options are granted with an exercise price at not less than 85% of the fair market value of the Company’s stock on the date of grant. The options expire 10 years from the date of grant.

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
2005 Stock Option Plan
     Under the 2005 Incentive Plan (the 2005 Plan), a total of 1,040,000 shares of common stock has been reserved for issuance upon the exercise of awards. The 2005 Plan provides for the grant of awards consisting of any or a combination of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock unit, performance and cash awards. The compensation committee may make grants to key employees of Iomai and its affiliates, board members, including outside directors, and members of an affiliate’s board of directors, and consultants, advisors or other independent contractors who perform services for us or any of our affiliates. The maximum number of shares of stock for which options and stock appreciation rights may be granted to any particular participant in a calendar year shall be, in each case, 780,000, and the maximum number of shares of stock subject to other awards that may be delivered to any particular participant in any calendar year shall be 140,000. These limits, and the total number of shares reserved under the 2005 Plan, are subject to adjustment in the case of stock dividends and other transactions affecting the common stock.
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
     The ESPP did not go into effect until completion of the Company’s initial public offering in February 2006. As of March 31, 2006, no shares of Common Stock were issued under the ESPP. The ESPP will be implemented by a series of offering periods, each of which has a duration of approximately six months, commencing generally on the third Sunday of February and August of each year. The plan is expected to become operational later in 2006 and, consequently, is expected to have an impact on future periods. The compensation committee, or a duly appointed administrator, will determine the frequency and duration of individual offerings under the ESPP and the dates when employees may purchase stock.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
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
     As of March 31, 2006, we had an accumulated deficit of $74.0 million. We expect to incur substantial expenses over the next several years as we continue the clinical development of our needle-free flu vaccine patch and IS patch for elderly receiving flu vaccines; expand the clinical trial program for our needle-free travelers’ diarrhea vaccine patch; continue our existing preclinical development programs, including our IS patch for pandemic flu vaccines, and commence new programs; increase our manufacturing capabilities for product candidates; and expand our research and development activities.
     We anticipate that a substantial portion of our efforts throughout 2006 will be focused on conducting additional development for our three product candidates in clinical development, as well as building our infrastructure to support our operations as a public company.
Management Review of First Quarter of 2006
     The following is a summary of key events that occurred during the first quarter of 2006:
•	On February 6, 2006, we closed our initial public offering, in which we sold 5,000,000 shares of common stock at a public offering price of $7.00 per share. Net proceeds, before expenses, were $32,853,574. Our expenses for the initial public offering were $1.9 million, so our total net proceeds, after expenses, were $31.0 million.

•	In February 2006, the National Institutes of Health, or NIH, awarded us the remaining $1.4 million available under the last year of a two-year grant to fund up to $2.9 million for further development of our IS technology for pandemic flu applications.

•	During the first quarter of 2006, we completed a Phase 1/2 clinical trial in which our dry vaccine patch for travelers’ diarrhea achieved high immune responses in those vaccinated and outperformed its earlier liquid-based patch. With these results in hand, we are incorporating the dry patch into a series of Phase 2 studies for our travelers’ diarrhea vaccine to be conducted over the course of 2006.
     On May 2, 2006, we also submitted to the Department of Health and Human Services (DHHS) a response to government’s request for proposal (RFP) for further development of our IS patch for pandemic influenza vaccines. In the RFP issued in March 2006, DHHS stated that it is looking to stretch the domestic influenza vaccine supply in the event of an influenza pandemic, by awarding multi-year contracts for the preclinical study, clinical testing and regulatory development targeted to selected organizations developing approaches that use fewer or smaller doses of vaccine. In line with the government’s RFP, and if awarded a contract, we will develop a plan to produce in a six-month period 150 million doses of our IS patch. This patch is designed to enhance the immune response to any manufactured pandemic influenza vaccine, an advantage that may allow the public health service to employ a universal dose-sparing strategy to extend the supply of vaccine.

Historical Results of Operations / Liquidity & Capital Resources
Revenues
     Our revenues to date have principally been limited to amounts we have received under U.S. federal grant programs. As of March 31, 2006, we have one principal active grant, which the NIH originally awarded us in January 2005 to fund over two years up to $2.9 million for further development of our IS technology for pandemic influenza applications. In the first quarter of 2006, the NIH awarded us the $1.4 million remaining to be received under this grant for 2006. Through March 31, 2006, we have incurred $1.0 million of expenses for this second year of funding, which includes expenses incurred in 2005 but for which we could not receive reimbursement until the additional funding was authorized by the NIH in February 2006. These amounts include reimbursement for our employees’ time and benefits and other expenses related to performance under the relevant grants.
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
     We expense both internal and external research and development costs as incurred, other than those capital expenditures that have alternative future uses, such as the build-out of our pilot plant. Due to the risks inherent in the clinical trial process and the early stage of development of our product candidates, we do not currently track our internal research and development costs by program and cannot state precisely the costs incurred for each of our research and development programs. However, the following table shows, for the periods presented, our estimate of the total costs that have been incurred for our lead product candidates: from January 1, 2003 to March 31, 2006:

	Three months ended March 31,		Cumulative Since
Product Candidate	2006	2005	January 1, 2003
		(in thousands)
Needle-free flu vaccine patch	$1,213	$1,228	$8,417
IS patch for elderly receiving flu vaccines	156	729	14,712
Needle-free travelers’ diarrhea vaccine patch	2,626	842	12,828
IS patch for pandemic flu	556	381	2,968
Other programs	378	559	10,214

TOTAL	$4,929	$3,739	$49,139
          We expect our research and development costs will continue to be substantial and that they will increase as we advance our current portfolio of product candidates through clinical trials and move other product candidates into preclinical and clinical trials.
General and administrative expense
     General and administrative expense consists primarily of compensation for employees in executive and operational functions, including finance and accounting, business development, and corporate development. Other significant costs include facilities costs and professional fees for accounting and legal services. With the completion of our initial public offering, our general and administrative expenses have increased due to increased costs for insurance, professional fees, public company reporting requirements, and investor relations costs associated with operating as a publicly-traded company. In addition, there will likely be further increases going forward related to the hiring of additional personnel.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2006 and 2005
     Revenues. We recognized revenues from government grants of approximately $1.0 million for each of the three months ended March 31, 2006 and 2005, respectively. Grant revenue in the first quarter of 2006 was principally from reimbursable expenses incurred under our two-year NIH grant awarded for further development of our IS patch technology for pandemic flu applications. This grant is our primary active government grant, and there is approximately $0.4 million of available funding remaining under this grant, as of March 31, 2006.
     Research and Development Expenses. Our research and development expenses were approximately $4.9 million for the three months ended March 31, 2006, as compared to $3.7 million for the three months ended March 31, 2005. The $1.2 million increase in research expenditures was driven by three major factors associated with supporting our clinical and product development programs: (1) increased development costs for our skin preparation system, (2) higher payroll costs associated with a 34% increase in headcount and expensing of stock options; and (3) increased clinical trial activity. These increased costs were partially offset by lower depreciation and amortization costs associated with our pilot manufacturing plant in the first quarter of 2006. Prior to signing the lease extension for our facility in October 2005, we amortized all leasehold improvements for the facility over the lesser of the useful life or the expiration of the lease term, which was May 2006. Once we entered into the lease extension, the amortization period for the remaining $1.5 million of unamortized leasehold improvements was extended to May 2013.
     General and Administrative Expenses. General and administrative expenses were approximately $1.2 million for the three months ended March 31, 2006, as compared to $0.9 million for the three months ended March 31, 2005. The increase in general and administrative expenses was principally due to higher payroll costs associated with expensing stock options and higher insurance and legal costs associated with being a public company.
     Interest Income (Expense) and Other — Net. Our net interest and other income was approximately $114,000 for the three months ended March 31, 2006, as compared to net interest and other expense of approximately $20,000 for the three months ended March 31, 2005. The net interest and other income reflects the interest received on our cash and marketable securities, offset by interest expense on financing to purchase equipment and leasehold improvements. The increase in net interest and other income was a result of increased cash and investment balances due to our receipt of the net proceeds from our initial public offering in February 2006.
     Net Loss. Our net loss for the three months ended March 31, 2006 was approximately $5.0 million, and our net loss for the three months ended March 31, 2005 was approximately $3.7 million. The increase in our net loss was principally a result of increased research and development expenses in the three months ended March 31, 2006.
Liquidity and capital resources
     We have incurred annual operating losses since inception, and, as of March 31, 2006, we had an accumulated deficit of $74.0 million. We expect to incur increasing and significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and expand our operations. Since our inception, we have financed our operations primarily through the sale of equity securities, interest income earned on cash, cash equivalents, and short-term investment balances, and debt. We have also generated funds from collaborative partners and research grants.
     As of March 31, 2006, we had approximately $29.5 million in unrestricted cash, cash equivalents, and marketable securities. On February 6, 2006, we completed our initial public offering in which we raised approximately $31.0 million in net proceeds, after expenses. We have used cash primarily to finance our research operations, including clinical trials. We invest in cash equivalents and US government and agency obligations. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our marketable securities are classified as available-for-sale. These securities are carried at fair value, plus any accrued interest.

     We expect that we will be able to fund our capital expenditures and growing operations with our current working capital through early 2007. In order to fund our needs subsequently, we will need to raise additional money and may seek to do so by: (1) out-licensing technologies or product candidates to one or more corporate partners, (2) completing an outright sale of assets, (3) securing debt financing, and/or (4) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain, and, if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditure requirements, and the scale of our operations. We expect to attempt to raise additional funds in advance of depleting our existing cash balances; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term needs will require the successful commercialization of our product candidates and, at this time, we cannot reliably estimate if or when that will occur.
     Our future cash requirements include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs. We have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our potential payments to be $5.1 million over the term of currently ongoing studies. Through March 31, 2006, approximately $3.3 million of this amount has been expensed as research and development expenses and $3.3 million has been paid related to these clinical studies. The timing of our expense recognition and future payments related to these agreements are subject to the enrollment of patients and performance by the applicable institutions of certain services. The actual amounts we pay out, if any, will depend on a range of factors outside of our control, including the success of our pre-clinical and clinical development efforts with respect to any products being developed, the content and timing of decisions made by the FDA and other regulatory authorities, and other factors affecting future operating results. As we expand our clinical studies, we plan to enter into additional agreements.
     Net cash used in operating activities for the three months ended March 31, 2006 and 2005 was $6.8 million and $3.4 million, respectively. The $3.4 million change in net cash used in operations was due to (1) an increase in net loss of $1.4 million in the three months ended March 31, 2006, (2) an increase in accounts receivable of $0.4 million under government grants, (3) an increase in prepaid and other current assets of $0.7 million, which are the result of increased insurance costs in 2006 associated with being a public company, and (4) an increase in accounts payable and accrued expenses of $0.7 million. These increased costs were partially offset by lower depreciation and amortization costs associated with our pilot manufacturing plant in the first quarter of 2006. As we develop our technologies and further our clinical trial programs, we expect to increase our spending. Our future ability to generate cash from operations will depend on achieving regulatory approval of our products, market acceptance of such products, and our ability to enter into collaborations.
     Net cash used in investing activities for the three months ended March 31, 2006, was $7.5 million as compared to net cash provided by investing activities of $2.1 million for the three months ended March 31, 2005. The $9.6 million decrease is principally the result of investing the proceeds from the our initial public offering in February 2006. During the three months ended March 31, 2006, we invested $6.9 million of our available cash in marketable securities and did not receive any proceeds from the maturity of such investments, as compared to $4.5 million of our available cash invested in marketable securities and $7.0 million received in proceeds from the maturity of such investments for the three months ended March 31, 2005. Additionally, for the three months ended March 31, 2006, we invested approximately $619,000 in the purchase of equipment, furniture, fixtures, for our pilot manufacturing facility and build-out of additional office and laboratory space, as compared to approximately $412,000 for such purchases in 2005.
     Net cash provided by financing activities was $31.7 million for the three months ended March 31, 2006 as compared to net cash used in financing activities of $0.3 million for the three months ended March 31, 2005. The $31.4 million increase is principally the result of the $32.9 million in net proceeds, before expenses, from the company’s initial public offering, partially offset by payment of stock issuance costs. Net proceeds from the exercise of stock options totaled approximately $7,262 and $298, for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, and 2005, net proceeds from debt borrowings totaled $279,000 and $96,000, respectively, as we financed the build-out of additional office space in the three months ended March 31, 2006. In the first quarter of 2006, we repaid $412,000 of our debt, as compared to $353,000 during the comparable period in 2005.

     The following summarizes our long-term contractual obligations as of March 31, 2006:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
			(In thousands)
Long-Term Debt (1) (2)	$6,155	$2,993	$2,205	$432	$525

Capital Lease Obligations	5	5	—	—	—

Operating Lease Obligations (2)	4,805	792	1,228	1,296	1,489

Total	$10,965	$3,790	$3,433	$1,728	$2,014

(1)	Includes interest payable in the period.

(2)	In October 2005, we amended our lease agreement to increase our rented research, manufacturing, and administrative space in Gaithersburg, Maryland to approximately 34,800 square feet, with the lease term extending until May 2013. We also extended our payment terms for the indebtedness we have with our landlord. Our obligations under the amended lease and these revised debt repayment terms are reflected in the table as long term debt and operating lease obligations. See discussion of amended lease terms below.
     In October 2005, we amended our lease to extend its term by seven years from May 2006 to May 2013. In connection with the lease extension, we renegotiated with the landlord the terms of the financing for the build-out of our pilot plant, which is recorded as notes payable to related party on our balance sheet, and we agreed to lease approximately 8,000 square feet of additional space in the building. Effective as of June 1, 2006, the then-remaining balance owed to the landlord under this debt financing, which we expect will total $1,342,719, will be amortized over the seven-year extension period at a rate of 10.5%. This change will result in a monthly payment of approximately $22,639 through May 2013, as opposed to the current monthly payment of approximately $44,689, which was being amortized through May 2009. In addition, we now have the right to prepay this debt obligation at any time upon four months’ written notice to the landlord.
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
     As part of the amended lease, the landlord provided us with tenant improvement allowances totaling approximately $134,000 for the existing space and approximately $120,000 for the expansion space. The landlord has also provided us with up to $280,000 of additional financing to apply toward alterations to the expansion space on the same terms and conditions as our existing landlord financing. During the first quarter of 2006, we made alterations to the expansion space totaling approximately $400,000, and we financed the majority of these alterations by utilizing in full the approximately $120,000 in tenant improvement allowance and by drawing down the full $280,000 in additional landlord financing.
     In addition to the alterations to the expansion space, we currently expect to spend in 2006 approximately $2.0 million in additional capital expenditures, primarily for additional equipment for the pilot plant and related validation costs, which we may fund in whole or in part through equipment financing. As of March 31, 2006, we had purchased approximately $671,000 of this $2.0 million in additional capital expenditures.

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
     As of March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.
Revenue Recognition. We recognize revenue when all terms and conditions of the agreements have been met, including persuasive evidence of an arrangement, services have been rendered, price is fixed or determinable, and collectability is reasonably assured. For reimbursable cost research grants, we recognize revenue as costs are incurred once the grant funding is authorized. Funding of government grants beyond the U.S. government’s current fiscal year is subject to annual congressional appropriations, and the Company cannot recognize revenue for subsequent years until the period in which such funding is duly authorized. Provisions for estimated losses on research grant projects and any other contracts are made in the period such losses are determined.
Research and Development Costs. We expense our research and development costs as incurred.
Stock-Based Compensation. We have four stock-based employee compensation plans, described more fully in Note 4 to the Financial Statements, and we record compensation expense based upon the fair value of stock-based awards. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). The recognition provisions have been applied to all employee awards granted, modified, or settled after January 1, 2003.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (Statement 123(R)), using the modified-prospective-transition method. As we have expensed options since 2003, the adoption of Statement 123(R) did not have a material impact on our stock-based compensation expenses for the first quarter of 2006, and management believes that the adoption of Statement 123(R) will not have a material impact on its financial statements going forward. We have continued to use the Black-Scholes formula to estimate the value of stock-based awards with the adoption of Statement 123(R).
     With the adoption of Statement 123(R), we recognized in our statement of operations for the three months ended March 31, 2006 a one-time charge recorded as the cumulative effect of a change in accounting principle, which reflects an estimate of forfeitures for unvested awards outstanding as of the adoption of Statement 123(R). This charge represents a reduction in the compensation cost for prior periods for any unvested options remaining that would not have been recognized in those prior periods had forfeitures for such unvested options been estimated during those prior periods. The cumulative effect for this change in accounting principle totaled $16,726 and is recorded on the statement of operations for the three months ended March 31, 2006.
     As of March 31, 2006, we anticipate recognizing approximately $3.3 million of total unrecognized compensation expense, less estimated forfeitures, related to nonvested options under the stock compensation plans in future periods. These expenses are expected to be recognized over a weighted-average period of 2.6 years.
     Based on the closing price of our stock on March 31, 2006, the intrinsic value of options outstanding as of that date was $8.2 million, of which $4.3 million related to vested options and $3.9 million related to unvested options.
     We account for equity instruments issued to nonemployees under the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in conjunction with, Selling, Goods and Services. Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.
Factors That May Impact Future Results
     Our future operating results may differ materially from the results described in this report due to the risks and uncertainties related to our business and our industry, including those discussed below. In addition, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements in this report. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.
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
     We have incurred substantial losses since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Our net loss for the three months ended March 31, 2006 and for the year ended December 31, 2005 was $5.0 million and $18.0 million, respectively. As of March 31, 2006, we had an accumulated deficit of approximately $74.0 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We expect to incur additional operating losses in the future, and we expect these losses to increase significantly, whether or not we generate revenue, as we expand our product development and clinical trial efforts. These losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.
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
     As of March 31, 2006, we had approximately $29.5 million in cash, cash equivalents and marketable securities. We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to conduct our research and development programs. On February 6, 2006, we closed our initial public offering, in which we raised net proceeds, before expenses, of $32.9 million. Our expenses for the initial public offering were $1.9 million, so our total net proceeds after expenses were $31.0 million. We believe that our current working capital and reimbursement of expenses under our existing grants will be sufficient to fund our operating expenses and capital requirements through early 2007, although we cannot assure you that we will not require additional funds before then. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:
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
     Until recently, we have obtained all of the heat labile toxin (LT) used as an adjuvant in our product candidates (and also as an antigen in our needle-free travelers’ diarrhea vaccine patch) from a contract manufacturer. We believe that it is important for us to have control over the manufacture and development of the LT used in our product candidates. As a result, we have terminated our relationship with our contract manufacturer and have developed and are manufacturing our own strain of LT. Because LT is produced in biological processes, there can be no assurance of equivalence between the materials manufactured by our previous supplier and materials manufactured by us in our pilot plant in terms of purity, safety, potency and concentration. While we believe our LT strain is substantially similar to the LT provided by the contract manufacturer and the two strains appear to perform comparably in animal studies, we will not know if there are any differences in humans until we complete comparability studies in humans. In the second quarter of 2006, we initiated the first clinical trial to assess the safety and immunogenicity of our LT.
     The skin preparation systems used in connection with our product candidates may make our products less attractive to consumers.

     We have observed in our product development efforts that the delivery of antigens and adjuvants to Langerhans cells through the skin is significantly improved by prepping the skin to disrupt the outer dead layer of skin, known as the stratum corneum. Based on animal studies, we believe that the method and level of skin preparation may differ from one product candidate to another because of the different physical properties of the active ingredients. Therefore, more than one skin preparation system (SPS) may be required for our different products to be effective. In recent clinical studies for our needle-free travelers’ diarrhea vaccine patch and IS patch, we have tested simple abrasive materials to disrupt the stratum corneum and are now working to design and test improved embodiments of these materials for use in our upcoming clinical trials for our product candidates. We believe our SPS will be simple to perform and will not involve discomfort to the patient. However, to the degree that our SPS is not perceived to be simple to perform or involve patient discomfort, it could reduce the attractiveness of our products since alternative vaccines or treatments are available for many of the indications that our product candidates under development seek to address.
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
     We currently rely upon funding from the United States government for the preclinical development of our IS patch for pandemic flu and plan to seek additional funding from the United States government for this program. On May 2, 2006, we submitted to the Department of Health and Human Services (DHHS) a proposal in response to the government’s request for proposal (RFP) to develop a plan to produce at least 150 million doses of its dose-sparing patch in a six-month period if awarded the contract. The procurement of government funding is a time consuming process and is subject to government appropriations and other political risks. As a result, the receipt by us of funds from the United States government to fund our research and development of our IS patch for pandemic flu cannot be assured. In addition, if approved, we expect that United States and foreign governments would be the entities procuring any pandemic flu products, not individual consumers. While there has recently been increased public awareness of the risks of pandemic flu, government health organizations may not devote significant resources to the prevention of an outbreak and may not seek to procure pandemic flu products from us. The acceptance of our product candidate for pandemic flu may depend on whether government health organizations adopt a dose-sparing strategy to prevent pandemic flu and whether a competing technology for dose sparing is adopted. If a dose-sparing strategy is not endorsed or a competing technology for dose sparing is adopted, our product candidate will not yield any revenues.

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
     Licenses of technology owned by agencies of the United States government, including the WRAIR license, require that licensees—in this case, us—and our affiliates and sub-licensees agree that products covered by the license will be manufactured substantially in the United States. This may restrict our ability to contract for manufacturing facilities, if we attempt to do so, outside the United States and we may risk losing our rights under the WRAIR license, which could materially harm our financial condition and operating results.
     If we are unable to protect our intellectual property, we may not be able to operate our business profitably.
     We base our TCI technology in large part on innovations for which WRAIR has sought protection under the United States and certain foreign patent laws. We consider patent protection of our TCI technology to be critical to our business prospects. As of March 31, 2006, there are three issued United States patents, 20 issued foreign patents and 45 United States and foreign patent applications relating to TCI and improvements on the technology. The three issued United States patents will expire between November 2016 and February 2019. The issued foreign patents will expire between November 2017 and February 2019. While we have filed several patent applications relating to the use of our IS patch technology in conjunction with existing injectable vaccines, no patent relating to that technology has been issued. Under our license agreement with WRAIR, we bear financial responsibility for the preparation, filing, prosecution and maintenance of any and all patents and patent applications licensed. With respect to enforcement, we have the right to bring actions to enforce patents licensed under the WRAIR license agreement, subject to WRAIR’s continuing right to intervene, and WRAIR maintains the right to bring enforcement actions if we fail to do so.
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
     We are a small company with 73 employees as of March 31, 2006, and we depend to a great extent on principal members of our management and scientific staff. If we lose the services of any key personnel, in particular, Stanley Erck, our President and Chief Executive Officer, or Gregory Glenn, our Chief Scientific Officer, it could significantly impede the achievement of our research and development objectives and could delay our product development programs and approval and commercialization of our product candidates. We do not currently have any key man life insurance policies. While we have entered into agreements with certain of our executive officers relating to severance after a change of control and these officers have agreed to restrictive covenants relating to non-competition and non solicitation, we have not entered into employment agreements with members of our senior management team other than Stanley Erck. Our agreement with Stanley Erck does not ensure that we will retain his services for any period of time in the future. Our success depends on our ability to attract and retain highly qualified scientific, technical and managerial personnel and research partners. Competition among biopharmaceutical and biotechnology companies for qualified employees is intense, and we may not be able to retain existing personnel or attract and retain qualified staff in the future. If we fail to hire and retain personnel in key positions, we will be unable to develop or commercialize our product candidates in a timely manner.
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
     While there are no vaccines against infection by enterotoxigenic E. coli bacteria (ETEC) that have been approved for sale in the United States, we are aware of several companies with ETEC vaccine product candidates that are in development, which, if approved, would compete against our needle-free travelers’ diarrhea vaccine patch. Those companies with potential ETEC vaccine candidates include Avant Immunotherapeutics, Inc., Berna Biotech AG (which is being acquired by Crucell, N.V.), Cambridge Biostability, Limited, SBL Vacin AB and Emergent BioSolutions, Inc. One of our competitors, SBL Vacin AB, has announced the results from a study of an ETEC vaccine indicating the vaccine may be effective in preventing diarrhea caused by ETEC. In the absence of vaccines, travelers’ diarrhea is generally treated, either prophylactically or following onset, with antibiotics or over-the-counter, or OTC, products that alleviate symptoms. Some of these OTC products and antibiotics, such as Cipro, are marketed by pharmaceutical companies with substantial resources and enjoy widespread acceptance among physicians and patients. In addition, Salix Pharmaceuticals, Ltd. has announced that it has completed a Phase 3 study to evaluate the efficacy and safety of an antibiotic specifically designed to be taken prophylactically for the prevention of travelers’ diarrhea.
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
     On February 6, 2006, we closed our initial public offering. Previously, as a private company, we maintained a small finance and accounting staff. While we expect to expand our staff, we may encounter substantial difficulty attracting qualified staff with requisite experience due to the high level of competition for experienced financial professionals.
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
     Our directors and management exercise significant control over our company.
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

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk
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
ITEM 4. Controls and Procedures
     Disclosure Controls and Procedures
     We currently have in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). In connection with the preparation of this report, our principal executive officer and our principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our quarterly period ended March 31, 2006. They concluded that the controls and procedures are effective and adequate at that time.
     Changes in Internal Controls Over Financial Reporting
     During the first quarter of 2006, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
     We incorporate by reference the information included under “Factors That May Impact Future Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report.
ITEM 2. Use of Proceeds From Registered Securities
     On February 6, 2006, we closed our initial public offering of 5,000,000 shares of common stock pursuant to our Registration Statement on Form S-1/A (File No. 333-128765), which was declared effective by the Securities and Exchange Commission on February 1, 2006. The managing underwriters for the offering were UBS Securities LLC, SG Cowen & Co., LLC, First Albany Capital Inc. and Susquehanna Financial Group, LLLP. The net proceeds from our initial public offering, before expenses, were $32,853,574. Our offering expenses were $1.9 million, so our total net proceeds after expenses were $31.0 million. We expect to use the net proceeds from our initial public offering to fund our clinical trials and for other general corporate purposes.
ITEM 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMAI CORPORATION

/s/ Stanley C. Erck

Stanley C. Erck
President and Chief Executive Officer

/s/ Russell P. Wilson

Russell P. Wilson
Chief Financial Officer
     Dated: May 15, 2006

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.