Form 10-Q
period 2006-06-30
IOMAI CORP
filed 2006-08-14
CIK 1125001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 000-51709
Iomai Corporation
(exact name of registrant as specified in its charter)

Delaware	52-2049149
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20 Firstfield Road, Suite 250, Gaithersburg, Maryland	20878
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(301) 556-4500
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     There were 16,908,231 shares of the registrant’s Common Stock outstanding as of August 4, 2006.

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

PART I — FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements
IOMAI CORPORATION
BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,734	$5,190
Marketable securities	13,256	—
Accounts receivable	109	12
Prepaid expenses and other current assets	637	258

Total current assets	24,736	5,460

Property and equipment, net	5,866	4,465
Restricted cash	49	49
Restricted marketable securities	265	590
Deferred financing costs	—	1,108
Other noncurrent assets	136	189

Total assets	$31,052	$11,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,635	$2,012
Accrued expenses	1,089	1,611
Notes payable, current portion	1,435	1,333
Notes payable to related party, current portion	167	229
Capital lease obligation, current portion	4	5

Total current liabilities	5,330	5,190

Notes payable, long-term portion	1,320	1,397
Notes payable to related party, long-term portion	1,437	1,264
Capital lease obligation, long-term portion	—	1
Deferred rent	243	122

Total liabilities	8,330	7,974

Common stock subject to put right	—	1,959
Warrant to purchase Series C preferred stock	—	23
Series C convertible redeemable preferred stock, $0.01 par value; 0 shares authorized, issued and outstanding at June 30, 2006; and 150,000,000 shares authorized; 129,590,034 shares issued and outstanding at December 31, 2005	—	70,363

Stockholders’ equity (deficit):
Series B convertible preferred stock; $0.01 par value; 0 shares authorized, issued and outstanding at June 30, 2006; and 15,200,000 shares authorized; 14,734,578 shares issued and outstanding at December 31, 2005	—	147
Common stock, $0.01 par value; 200,000,000 shares authorized and 16,908,231 shares outstanding at June 30, 2006; and 220,000,000 shares authorized; 795,519 shares issued and outstanding at December 31, 2005	169	8
Additional paid-in capital	104,123	—
Accumulated other comprehensive (loss) income	(3)	1
Accumulated deficit	(81,567)	(68,614)

Total stockholders’ equity (deficit)	22,722	(68,458)

Total liabilities and stockholders’ equity (deficit)	$31,052	$11,861

See accompanying notes.

IOMAI CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues	$408	$856	$1,405	$1,826

Cost and expenses:
Research and development	6,801	3,747	11,730	7,485
General and administrative	1,370	790	2,589	1,671

Total costs and expenses	8,171	4,537	14,319	9,156

Loss from operations	(7,763)	(3,681)	(12,914)	(7,330)

Other income (expense)
Interest income	155	109	295	224
Interest expense	(98)	(115)	(195)	(240)
Other income (expense), net	162	(8)	234	(18)

Total other income (expense), net	219	(14)	334	(34)

Net loss before cumulative effect of a change in accounting principle	(7,544)	(3,695)	(12,580)	(7,364)
Cumulative effect of change in accounting principle	—	—	17	—

Net loss	(7,544)	(3,695)	(12,563)	(7,364)

Dividends on and accretion of convertible redeemable preferred stock	—	(1,387)	(434)	(2,760)

Net loss available to common stockholders	$(7,544)	$(5,082)	$(12,997)	$(10,124)

Net loss available to common stockholders per share of common stock—basic and diluted	$(0.45)	$(6.57)	$(0.92)	$(13.10)

Weighted-average number of shares of common stock—basic and diluted	16,908,231	773,523	14,059,619	772,762

See accompanying notes.

IOMAI CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities
Net loss	$(12,563)	$(7,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	587	1,413
Stock-based compensation expense	452	169
Non-cash interest expense and amortization of premium/discount of marketable securities	(126)	21
Deferred rent	97	(23)
Loss on disposal of property and equipment	5	1
Changes in operating assets and liabilities:
Accounts receivable	(97)	(583)
Prepaid expenses and other current assets	(479)	49
Other noncurrent assets	51	5
Accounts payable	675	(73)
Accrued expenses	(323)	(248)

Net cash used in operating activities	(11,721)	(6,633)

Cash flows from investing activities
Purchases of property and equipment	(1,639)	(748)
Restricted cash and marketable securities	335	10
Sales of property and equipment	3	—
Sales/maturities of marketable securities	2,000	11,900
Purchases of marketable securities	(15,043)	(6,790)

Net cash (used in) provided by investing activities	(14,344)	4,372

Cash flows from financing activities
Proceeds from the exercise of stock options	7	2
Proceeds from initial public offering, net of underwriting commissions	32,854	—
Stock issuance costs	(1,385)	—
Proceeds from notes payable	695	96
Principal payments on notes payable	(670)	(553)
Proceeds from notes payable to related party	279	—
Principal payments on notes payable to related party	(169)	(162)
Payments under capital lease obligations	(2)	(9)

Net cash provided by (used in) financing activities	31,609	(626)

Net increase (decrease) in cash and cash equivalents	5,544	(2,887)
Cash and cash equivalents at beginning of period	5,190	6,942

Cash and cash equivalents at end of period	$10,734	$4,055

Supplemental schedule of noncash investing and financing activities
Cash paid for interest	$677	$260

See accompanying notes.

IOMAI CORPORATION
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
The financial statements of Iomai Corporation (the “Company” or “Iomai”) for the three-month and six-month periods ended June 30, 2006 and 2005 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature except for those entries recorded to account for the initial public offering (see Note 3 – Initial Public Offering). These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.
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
Restricted cash and marketable securities
Restricted cash at June 30, 2006 relates to a deposit held as collateral for a letter of credit acting as a security deposit on a facility operating lease. The interest rate is the bank’s prime rate plus one percent per annum and the fee is one percent annually.
Restricted marketable securities at June 30, 2006 include marketable securities with a face value of $265,000 pledged as collateral to secure payment of notes payable issued to finance, in part, the build-out of the Company’s facilities.
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
Stock-based compensation
The Company has four stock-based employee compensation plans, described more fully in Note 5 — Stockholders’ Equity. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under the prospective method of adoption selected by the Company under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS No. 148), the recognition provisions have been applied to all employee awards granted, modified, or settled after January 1, 2003. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (Statement 123(R)), using the modified-prospective-transition method. See Note 5 — Stockholders’ Equity for discussion of impact of adoption of Statement 123(R).

3. Initial Public Offering
     On February 6, 2006, the Company closed its initial public offering by selling 5,000,000 shares of its common stock at a public offering price of $7.00 per share. Net proceeds, before expenses, were $32,853,574. The Company’s total expenses for the initial public offering, including legal, accounting and printing fees, were $1.9 million, so total net proceeds, after expenses, were $30.9 million.
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
     Also in connection with the initial public offering, all of the Company’s preferred stock was automatically converted into shares of Common Stock as follows:
•	All shares of Series B convertible preferred stock (Series B Preferred Stock) were automatically converted into 1,133,424 shares of common stock;

•	All shares of Series C convertible redeemable preferred stock (Series C Preferred Stock) were automatically converted into 9,968,443 shares of common stock; and

•	A warrant issued to the Company’s placement agent in connection with the Series C Stock financing in December 2002 for 250,000 shares of Series C Preferred Stock was automatically converted into a warrant to purchase up to 19,231 shares of Common Stock at an exercise price of $5.7473 per share.
     In connection with the financing of the build-out of the Company’s facility, the Company previously issued warrants to purchase up to 16,529 shares at an exercise price of $5.75 per share. Upon the initial public offering, the holder exercised these warrants in accordance with their terms in a cashless exercise for 2,865 shares of Common Stock.
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
4. Notes Payable
     During the second quarter of 2006, the Company negotiated an extension of its existing line of credit to finance up to $2 million of capital expenditures. The extension is subject to a covenant that any additional drawdowns maintain a specific collateral mix. On May 31, 2006, the Company borrowed an aggregate of $695,104 under this line of credit to finance principally the purchase of laboratory equipment, along with furniture and information technology. The amounts borrowed are represented by two notes: (1) a note in the amount of $436,321, which bears interest at 11.38% and contemplates repayment over 48 months in installments of $11,251 each month and (2) a note in the amount of $258,783, which bears interest at 11.73% and contemplates repayment over 42 months in installments of $7,469 each month.

5. Stockholders’ Equity
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
Also, with the adoption of Statement 123(R), the Company recognized in the first quarter of 2006 a one-time charge recorded as the cumulative effect of a change in accounting principle, which reflects an estimate of forfeitures for unvested awards outstanding upon the adoption of Statement 123(R). This amount represents a reduction in the compensation cost for prior periods for any unvested options remaining that would not have been recognized in those prior periods had forfeitures for such unvested options been estimated during those prior periods. The cumulative effect for this change in accounting principle totaled $16,726 and is recorded on the statement of operations for the six months ended June 30, 2006.
The adoption of Statement 123(R) on January 1, 2006 did not have a material impact on the Company’s net loss and net loss per share for the three and six-month periods ended June 30, 2006.
Under Statement 123(R), the cumulative amount of compensation cost recognized for instruments classified as equity that ordinarily would result in a future tax deduction under existing tax law shall be considered to be a deductible temporary difference in applying FASB Statement No. 109, Accounting for Income Taxes. The deductible temporary difference is based on the compensation cost recognized for financial reporting purposes; however, these provisions currently do not impact the Company as all the deferred tax assets have a full valuation allowance against them.
A summary of all stock option plan activity during the six months ended June 30, 2006 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value (1)
	Shares	Exercise Price	Term	($000s)

Outstanding at December 31, 2005	1,893,264	$1.64
Granted	904,761	5.22
Exercised	(7,980)	0.91
Forfeited or expired	(7,692)	2.86

Outstanding at June 30, 2006	2,782,353	$2.80	7.8	$3,729

Vested or expected to vest	2,555,246	$2.76	7.8	$3,542

Exercisable at June 30, 2006	1,125,663	$1.93	6.5	$2,483

(1)	Calculated using the per-share closing price of the Company’s common stock on June 30, 2006, which was $4.141.
The total fair value of stock options which vested during the three and six-month periods ended June 30, 2006, less estimated forfeitures, was approximately $281,887 and $468,985, respectively. No options were exercised during the second quarter of 2006. The total intrinsic value of stock options exercised during the three and six-month periods ended June 30, 2006 was approximately $0 and $48,598, respectively. Cash received from option exercise under all stock compensation plans was $0 and $7,262 for the three and six-month periods ended June 30, 2006, respectively.

As of June 30, 2006, there was approximately $3.7 million of total unrecognized compensation expense, less estimated forfeitures, related to nonvested options under the Company’s stock compensation plans. The expenses are expected to be recognized over a weighted-average period of 2.4 years.
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
During the three and six-month periods ended June 30, 2006, the Company issued 244,761 and 904,761 options, respectively, which vest in equal installments over a four-year period. The weighted-average fair value of the options granted during the three and six-month periods ended June 30, 2006 was $2.86 and 3.25 per share, respectively, applying the Black-Scholes option-pricing model utilizing the following weighted-average assumptions and a discussion of management’s methodology for developing each of the assumptions used in the valuation model follows:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006

Expected dividend yield	0%	0%
Expected volatility	75.0%	71.4%
Risk-free interest rate	4.95%	4.69%
Expected average life of options	5.0	5.0
Expected forfeiture rate	5.6%	3.7%
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
The Company recognized the following stock option compensation expense for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Employees and directors	$288,087	$145,781	$487,501	$160,616
Non-employee consultants	(6,200)	10,565	(18,516)	8,485

	$281,887	$156,346	$468,985	$169,101

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
     The ESPP did not go into effect until completion of the Company’s initial public offering in February 2006. As of June 30, 2006, no shares of Common Stock were issued under the ESPP. The ESPP will be implemented by a series of offering periods, each of which has a duration of approximately six months, commencing generally on the third Sunday of February and August of each year. The plan is expected to become operational later in 2006 and, consequently, is expected to have an impact on future periods. The compensation committee, or a duly appointed administrator, will determine the frequency and duration of individual offerings under the ESPP and the dates when employees may purchase stock.
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

6. Subsequent Event
The Company and ARE-20/22/1300 Firstfield Quince Orchard, LLC (Landlord) entered into a fifth amendment to its operating lease (Amendment) for its primary research, manufacturing and administrative space in Gaithersburg, Maryland (Facility). The Company and the Landlord are parties to a Lease dated as of December 18, 2000, as modified by four amendments and a letter agreement (Lease), under which the Company leases the Facility. The Company and Geomet Technologies, LLC are parties to a Sublease Agreement dated as of February 28, 2006 (Geomet Sublease), under which the Company subleases an additional 5,572 square feet of laboratory and office space in the same Facility (Geomet Space) through February 28, 2007. The Amendment provides that, among other things, (a) the Company will lease an additional 6,117 square feet in the Facility (New Premises), and (b) the Company will directly lease from the Landlord the Geomet Space upon the expiration or earlier termination of the Geomet Sublease.
Under the Amendment, the monthly rent of $14,528 for the New Premises will begin on August 1, 2006 (although rent will be abated through December 31, 2006), while the monthly rent of $13,234 for the Geomet Space will begin upon the expiration or earlier termination of the Geomet Sublease. The Amendment does not change the May 2013 expiration date of the Lease. The Company will continue to pay its proportionate share of the operating expenses of the Facility.

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
     As of June 30, 2006, we had an accumulated deficit of $81.6 million. We expect to incur substantial expenses over the next several years as we continue the clinical development of our needle-free flu vaccine patch and IS patch for elderly receiving flu vaccines; expand the clinical trial program for our needle-free travelers’ diarrhea vaccine patch; continue our existing preclinical development programs, including our IS patch for pandemic flu vaccines, and commence new programs; increase our manufacturing capabilities for product candidates; and expand our research and development activities.
     We anticipate that a substantial portion of our efforts throughout 2006 will be focused on conducting additional development for our three product candidates in clinical development, as well as building our infrastructure to support our operations as a public company.
Management Review of First Six Months of 2006
     The following is a summary of key events that occurred during the first six months of 2006:
•	On February 6, 2006, we closed our initial public offering, in which we sold 5,000,000 shares of common stock at a public offering price of $7.00 per share. Net proceeds, before expenses, were $32,853,574. Our total expenses for the initial public offering were $1.9 million, so our total net proceeds, after expenses, were $30.9 million.

•	In February 2006, the National Institutes of Health, or NIH, awarded us the remaining $1.4 million available under the last year of a two-year grant to fund up to $2.9 million for further development of our IS technology for pandemic flu applications.

•	On May 2, 2006, we submitted to the Department of Health and Human Services (DHHS) a response to the government’s request for proposal (RFP) for further development of our IS patch for pandemic influenza vaccines. In the RFP issued in March 2006, DHHS stated that it is looking to stretch the domestic influenza vaccine supply in the event of an influenza pandemic, by awarding multi-year contracts for preclinical study, clinical testing and regulatory development targeted to selected organizations developing approaches that use fewer or smaller doses of vaccine. In line with the government’s RFP, and if awarded a contract, we will develop a plan to produce, in a six-month, period 150 million doses of our IS patch. This patch is designed to enhance the immune response to any manufactured pandemic influenza vaccine, an advantage that may allow the public health service to employ a universal dose-sparing strategy to extend the supply of vaccine. If Iomai is awarded the government contract to work on the IS patch, Solvay Pharmaceuticals has agreed to provide the necessary pandemic influenza vaccine for use in preclinical and clinical testing.

•	During the first quarter of 2006, we completed a Phase 1/2 clinical trial in which our dry vaccine patch for travelers’ diarrhea achieved high immune responses in those vaccinated and outperformed our earlier liquid-based patch. With these results in hand, we are incorporating the dry patch into a series of Phase 2 studies for our travelers’ diarrhea vaccine to be conducted over the course of 2006. Preliminary results from one of those trials indicate that our travelers’ diarrhea vaccine patch can be self-applied by individuals, not just by healthcare providers. We also have gathered data that shows that the dry patch is stable for 6 months at room temperature. All this data could also have important implications for our other programs, particularly our influenza programs, and could form the basis for our development of vaccine patches that could be stockpiled, mailed and self-applied — all important considerations particularly in the event of a pandemic influenza outbreak.

Historical Results of Operations / Liquidity & Capital Resources
Revenues
     Our revenues to date have principally been limited to amounts we have received under U.S. federal grant programs. As of June 30, 2006, we had one principal active grant, which the NIH originally awarded us in January 2005 to fund over two years up to $2.9 million for further development of our IS technology for pandemic influenza applications. In the first quarter of 2006, the NIH awarded us the $1.4 million remaining to be received under this grant for 2006. Through June 30, 2006, we have incurred $1.4 million of expenses for this second year of funding, which includes expenses incurred in 2005 but for which we could not receive reimbursement until the additional funding was authorized by the NIH in February 2006. These amounts include reimbursement for our employees’ time and benefits and other expenses related to performance under the relevant grants.
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
     We expense both internal and external research and development costs as incurred, other than those capital expenditures that have alternative future uses, such as the build-out of our pilot plant. Due to the risks inherent in the clinical trial process and the early stage of development of our product candidates, we do not currently track our internal research and development costs by program and cannot state precisely the costs incurred for each of our research and development programs. However, the following table shows, for the periods presented, our estimate of the total costs that have been incurred for our lead product candidates: from January 1, 2003 to June 30, 2006:

	Six months ended June 30,		Cumulative Since
Product Candidate	2006	2005	January 1, 2003
	(in thousands)
Needle-free flu vaccine patch	$2,427	$2,620	$9,632
IS patch for elderly receiving flu vaccines	576	1,008	15,130
Needle-free travelers’ diarrhea vaccine patch	6,768	1,773	16,970
IS patch for pandemic flu	1,209	984	3,621
Other programs	750	1,100	10,585

TOTAL	$11,730	$7,485	$55,938

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
RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2006 and 2005

	Three months ended June 30,
(in thousands, except percentages)	2006	2005	$ Change	% Change
Revenues	$408	$856	$(448)	(52.3)%
Costs & Expenses:
Research & development	6,801	3,747	3,054	81.5%
General & administrative	1,370	790	580	73.4%

Total costs & expenses	8,171	4,537	3,634	80.1%

Other income (expense)	219	(14)	233	1,664.3%

Net loss	$(7,544)	$(3,695)	$(3,849)	104.2%
          Revenues. We recognized revenues from government grants of approximately $0.4 million for the three months ended June 30, 2006, as compared to approximately $0.9 million for the three months ended June 30, 2005. Grant revenues in the second quarter of 2006 were principally from reimbursable expenses incurred under our two-year NIH grant awarded for further development of our IS patch technology for pandemic flu applications. This grant is our primary active government grant, and we have drawn the full amount under this grant as of June 30, 2006. Grant revenues from 2005 also included revenues from the pandemic flu grant, together with several additional grants that were completed or ended during the second quarter of 2005.
          Research and Development Expenses. The $3.1 million increase in research expenditures was driven by three major factors associated with supporting our clinical and product development programs: (1) increased development costs for our skin preparation system, (2) increased clinical trial activity; and (3) higher payroll costs associated with a 51% increase in headcount and the expensing of stock options. These increased costs were partially offset by lower depreciation and amortization costs associated with our pilot manufacturing plant in the second quarter of 2006. Prior to signing the lease extension for our facility in October 2005, we amortized all leasehold improvements for the facility over the lesser of the useful life or the expiration of the lease term, which was May 2006. Once we entered into the lease extension, the amortization period for the remaining $1.5 million of unamortized leasehold improvements was extended to May 2013.
          General and Administrative Expenses. The increase in general and administrative expenses was principally due to higher payroll costs associated with expensing stock options and higher insurance, legal, and investor relation costs associated with being a public company.
          Interest Income (Expense) and Other — Net. The net interest and other income reflects the interest received on our cash and marketable securities, offset by interest expense on financing to purchase equipment and leasehold improvements, and the amortization income / expense associated with the purchase of marketable securities at a discount or premium. The increase in other income was primarily the result of amortization income associated with securities purchased at a discount after our initial public offering in February 2006.

          Net Loss. The $3.8 million increase in our net loss was principally a result of increased research and development expenses in the three months ended June 30, 2006.
Comparison of the six months ended June 30, 2006 and 2005

	Six months ended June 30,
(in thousands, except percentages)	2006	2005	$ Change	% Change
Revenues	$1,405	$1,826	$(421)	(23.1)%
Costs & Expenses:
Research & development	11,730	7,485	4,245	56.7%
General & administrative	2,589	1,671	918	54.9%

Total costs & expenses	14,319	9,156	5,163	56.4%

Other income (expense)	334	(34)	368	1082.4%
Cumulative effect of a change in accounting principle	17	—	17	—

Net loss	$(12,563)	$(7,364)	$(5,199)	70.6%
          Revenues. We recognized revenues from government grants of approximately $1.4 million for the six months ended June 30, 2006, as compared to approximately $1.8 million for the six months ended June 30, 2005. Grant revenues in the first half of 2006 were principally from reimbursable expenses incurred under our two-year NIH grant awarded for further development of our IS patch technology for pandemic flu applications. This grant is our primary active government grant, and we have drawn the full amount under this grant, as of June 30, 2006. Grant revenues from 2005 also included revenues from the pandemic flu grant, together with several additional grants that were completed or ended during the second quarter of 2005.
          Research and Development Expenses. The $4.2 million increase in research expenditures was driven by three major factors associated with supporting our clinical and product development programs: (1) increased development costs for our skin preparation system, (2) increased clinical trial activity; and (3) higher payroll costs associated with a 45% increase in headcount and the expensing of stock options. These increased costs were partially offset by lower depreciation and amortization costs associated with our pilot manufacturing plant in the first half of 2006. Prior to signing the lease extension for our facility in October 2005, we amortized all leasehold improvements for the facility over the lesser of the useful life or the expiration of the lease term, which was May 2006. Once we entered into the lease extension, the amortization period for the remaining $1.5 million of unamortized leasehold improvements was extended to May 2013.
          General and Administrative Expenses. The increase in general and administrative expenses was principally due to higher payroll costs associated with expensing stock options and higher insurance, legal, and investor relations costs associated with being a public company.
          Interest Income (Expense) and Other — Net. The net interest and other income reflects the interest received on our cash and marketable securities, offset by interest expense on financing to purchase equipment and leasehold improvements, and the amortization income / expense associated with the purchase of marketable securities at a discount or premium. The increase in other income was primarily the result of amortization income associated with securities purchased at a discount after our initial public offering in February 2006.
          Net Loss. The $5.2 million increase in our net loss was principally a result of increased research and development expenses in the six months ended June 30, 2006.
Liquidity and capital resources
          We have incurred annual operating losses since inception, and, as of June 30, 2006, we had an accumulated deficit of $81.6 million. We expect to incur increasing and significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and expand our operations. Since our inception, we have financed our operations primarily through the sale of equity securities, interest income earned on cash, cash equivalents, and short-term investment balances, and debt. We have also generated funds from collaborative partners and research grants.

          As of June 30, 2006 we had approximately $24.0 million in unrestricted cash, cash equivalents, and marketable securities. On February 6, 2006, we completed our initial public offering in which we raised approximately $30.9 million in net proceeds, after expenses. We have used cash primarily to finance our research operations, including clinical trials. We invest in cash equivalents and US government and agency obligations. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our marketable securities are classified as available-for-sale. These securities are carried at fair value, plus any accrued interest.
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
          Our future cash requirements include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs. We have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our potential payments to be $6.3 million over the term of currently ongoing studies. Through June 30, 2006, approximately $2.2 million of this amount has been expensed as research and development expenses and $1.5 million has been paid related to these clinical studies. The timing of our expense recognition and future payments related to these agreements are subject to the enrollment of patients and performance by the applicable institutions of certain services. The actual amounts we pay out, if any, will depend on a range of factors outside of our control, including the success of our pre-clinical and clinical development efforts with respect to any products being developed, the content and timing of decisions made by the FDA and other regulatory authorities, and other factors affecting future operating results. As we expand our clinical studies, we plan to enter into additional agreements.
          The following table summarizes sources and uses of cash and cash equivalents for the six months ended June 30, 2006 and 2005.

	Six months ended June 30,
(in thousands)	2006	2005	$ Change
Net cash used in operating activities	$(11,721)	$(6,633)	$(5,088)
Net cash (used in) provided by investing activities	(14,344)	4,372	(18,716)
Net cash provided by (used in) financing activities	31,609	(626)	32,235

Net increase (decrease) in cash and cash equivalents	5,544	(2,887)	8,431
Cash and cash equivalents at end of period	$10,734	$4,055	$6,679

          The $5.1 million increase in net cash used in operations was primarily attributable to the increase in net loss from the prior period. As we develop our technologies and further our clinical trial programs, we expect to increase our spending. Our future ability to generate cash from operations will depend on achieving regulatory approval of our products, market acceptance of such products, and our ability to enter into collaborations.
          The $18.7 million increase in net cash used in investing activities was principally the result of investing the proceeds from our initial public offering in February 2006. During the six months ended June 30, 2006, we invested $15.0 million of our available cash in marketable securities and received proceeds of $2.0 million from the maturity of such investments, as compared to $6.8 million of our available cash invested in marketable securities and $11.9 million received in proceeds from the maturity of such investments for the six months ended June 30, 2005. Additionally, for the six months ended June 30, 2006, we invested approximately $1.6 million in the purchase of equipment, furniture, and fixtures, for our pilot manufacturing facility and our build-out of additional office and laboratory space, as compared to approximately $0.7 million for such purchases in 2005.
          The $32.2 million increase in net cash provided by financing activities was principally the result of the $32.9 million in net proceeds, before expenses, from the company’s initial public offering in February 2006, partially offset by payment of stock issuance costs. During the six months ended June 30, 2006, and 2005, net proceeds from debt borrowings totaled $1.0 million and $0.1 million, respectively, as we financed the build-out of additional office space and the purchase of additional equipment in the six months ended June 30, 2006. In the first half of 2006, we repaid $0.8 million of our debt, as compared to $0.7 million during the comparable period in 2005.
          The following summarizes our long-term contractual obligations as of June 30, 2006:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Long-Term Debt (1)	$5,378	$1,974	$1,945	$832	$627

Capital Lease Obligations	4	4	—	—	—

Operating Lease Obligations (2)	6,985	900	1,949	2,053	2083

Total	$12,367	$2,878	$3,894	$2,885	$2,710

(1)	Includes interest payable in the period.

(2)	On July 25, 2006, we entered into a fifth amendment to our facility lease to expand the leased premises in our building. These additional costs are included in the contractual obligations listed above. See discussion below for more details regarding this lease amendment.
     In October 2005, we amended our lease to extend its term by seven years from May 2006 to May 2013. In connection with the lease extension, we renegotiated with the landlord the terms of the financing for the build-out of our pilot plant, which is recorded as notes payable to related party on our balance sheet, and we agreed to lease approximately 8,000 square feet of additional space in the building. Effective as of June 1, 2006, the then-remaining balance owed to the landlord under this debt financing, which totaled $1.3 million, will be amortized over the seven-year extension period at a rate of 10.5%. This change has resulted in a reduction in our monthly payments from approximately $44,689 to approximately $22,639. In addition, we now have the right to prepay this debt obligation at any time upon four months’ written notice to the landlord.
     As part of the amended lease, the landlord provided us with tenant improvement allowances totaling approximately $134,000 for the existing space and approximately $120,000 for the expansion space. The landlord also provided us with up to $280,000 of additional financing to apply toward alterations to the expansion space on the same terms and conditions as our existing landlord financing. During the first quarter of 2006, we made alterations to the expansion space totaling approximately $400,000, and we financed the majority of these alterations by utilizing in full the approximately $120,000 in tenant improvement allowance and by drawing down $279,000 in additional landlord financing.

     In July 2006, we then entered into a fifth amendment to our lease, under which we have, among other things, (a) leased an additional 6,117 square feet in the facility (the “New Premises”) and (b) agreed to convert an existing sublease in our facility for 5,572 square feet (the “Subleased Premises”) into a direct lease with the landlord upon the expiration or earlier termination of the sublease. Under the fifth amendment, we will pay the landlord monthly rent of $14,528 for the New Premises beginning August 1, 2006 (provided that the rent will be abated through December 31, 2006), and monthly rent of $13,234 for the Subleased Premises, which will begin upon the expiration or earlier termination of the sublease, which is currently expected to be at the end of February 2007. We will continue to pay our proportionate share of the operating expenses of the facility.
     In addition to the alterations to the expansion space completed in the first quarter of this year, we currently expect to spend in 2006 approximately $2.0 million in additional capital expenditures, primarily for additional equipment for the pilot plant and related validation costs, which we may fund in whole or in part through equipment financing. As of June 30, 2006, we had purchased approximately $1.7 million of this $2.0 million in additional capital expenditures.
     During the second quarter of 2006, we negotiated an extension of our existing line of credit to finance up to $2 million, which we will use to finance some or all of these capital expenditures. The extension is subject to a covenant that we maintain a specific collateral mix for any additional drawdowns, and we believe that we will be able to satisfy this covenant. On May 31, 2006, we borrowed an aggregate of $695,104 under this financing arrangement to finance the purchase of laboratory equipment principally, along with furniture and information technology. The amounts borrowed are represented by two notes: (1) a note in the amount of $436,321, which bears interest at 11.38% and contemplates repayment over 48 months in installments of $11,251 each month and (2) a note in the amount of $258,783 which bears interest at 11.73% and contemplates repayment over 42 months in installments of $7,469 each month.
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
          As of June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

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
Stock-Based Compensation. We have four stock-based employee compensation plans, described more fully in Note 5 to the Financial Statements, and we record compensation expense based upon the fair value of stock-based awards. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). The recognition provisions have been applied to all employee awards granted, modified, or settled after January 1, 2003.
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
          With the adoption of Statement 123(R), we recognized in our statement of operations for the six months ended June 30, 2006 a one-time charge recorded as the cumulative effect of a change in accounting principle, which reflects an estimate of forfeitures for unvested awards outstanding as of the adoption of Statement 123(R). This charge represents a reduction in the compensation cost for prior periods for any unvested options remaining that would not have been recognized in those prior periods had forfeitures for such unvested options been estimated during those prior periods. The cumulative effect for this change in accounting principle totaled $16,726 and is recorded on the statement of operations for the six months ended June 30, 2006.
          As of June 30, 2006, we anticipate recognizing approximately $3.7 million of total unrecognized compensation expense, less estimated forfeitures, related to nonvested options under the stock compensation plans in future periods. These expenses are expected to be recognized over a weighted-average period of 2.4 years.
          Based on the closing price of our stock on June 30, 2006, the intrinsic value of options outstanding as of that date was $3.7 million, of which $2.5 million related to vested options and $1.2 million related to unvested options.

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
     We have incurred substantial losses since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Our net loss for the six months ended June 30, 2006 and for the year ended December 31, 2005 was $12.6 million and $18.0 million, respectively. As of June 30, 2006, we had an accumulated deficit of approximately $81.6 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We expect to incur additional operating losses in the future, and we expect these losses to increase significantly, whether or not we generate revenue, as we expand our product development and clinical trial efforts. These losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.
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
     As of June 30, 2006, we had approximately $24 million in cash, cash equivalents and marketable securities. We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to conduct our research and development programs. On February 6, 2006, we closed our initial public offering, in which we raised net proceeds, before expenses, of $32.9 million. Our total expenses for the initial public offering were $1.9 million, so our total net proceeds after expenses were $30.9 million. We believe that our current working capital and reimbursement of expenses under our existing grants will be sufficient to fund our operating expenses and capital requirements through early 2007, although we cannot assure you that we will not require additional funds before then. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:
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
     The success of our business strategy is, in part, dependent on our ability to enter into multiple licensing and collaboration arrangements and to manage effectively the numerous relationships that will result. For example, we currently do not intend to manufacture any product components other than heat labile toxin (LT) adjuvant and formulated patches. Therefore, we will need to negotiate agreements to acquire biologics, such as the flu antigens contained in our needle-free flu vaccine patch, and other product components from third parties in order to develop some of our vaccine candidates (other than our needle-free travelers’ diarrhea vaccine patch and IS patch). We are seeking a collaboration with respect to our needle-free flu patch. A failure to enter into a collaboration could delay development of this product candidate. Also, we may not establish a direct sales force for our products and, therefore, may need to establish marketing arrangements with third parties or major pharmaceutical companies.

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
          Until recently, we have obtained all of the LT used as an adjuvant in our product candidates (and also as an antigen in our needle-free travelers’ diarrhea vaccine patch) from a contract manufacturer. We believe that it is important for us to have control over the manufacture and development of the LT used in our product candidates. As a result, we have terminated our relationship with our contract manufacturer and have developed and are manufacturing our own strain of LT. Because LT is produced in biological processes, there can be no assurance of equivalence between the materials manufactured by our previous supplier and materials manufactured by us in our pilot plant in terms of purity, safety, potency and concentration. While we believe our LT strain is substantially similar to the LT provided by the contract manufacturer and the two strains appear to perform comparably in animal studies, we will not know if there are any differences in humans until we complete comparability studies in humans. In the second quarter of 2006, we initiated the first clinical trial to assess the safety and immunogenicity of our LT.
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
     Even if any of our vaccine candidates obtain regulatory approval, they still may not gain market acceptance among physicians, patients and the medical community, which would limit our ability to generate revenue and would adversely affect our results of operations. Physicians will not recommend products developed by us or our collaborators until clinical data or other factors demonstrate the safety and efficacy of our products as compared to other available treatments. Even if the clinical safety and efficacy of our products is established, physicians may elect not to recommend these products for a variety of factors, including the reimbursement policies of government and third-party payors. There are other established treatment options for the diseases that many of our product candidates target, such as travelers’ diarrhea and the flu. In order to successfully launch a product based on our TCI technology, we must educate physicians and patients about the relative benefits of our products. If our products are not perceived as easy and convenient to use, for example as compared to an injectable vaccine or antibiotics, or are perceived to present a greater risk of side effects or are not perceived to be as effective as other available treatments, physicians and patients might not adopt our products. A failure of our technology to gain commercial acceptance would have a material adverse effect on our business. We expect that, if approved for commercialization, our needle-free travelers’ diarrhea vaccine patch will be paid for by patients out of pocket. Our needle-free travelers’ diarrhea vaccine patch is not designed to protect against all forms of travelers’ diarrhea, rather it is designed to protect against only those cases of travelers’ diarrhea caused by enterotoxigenic E. coli bacteria (ETEC) and in which the LT toxin is present. We estimate this to be approximately one-third of all cases of travelers’ diarrhea. This could limit commercial acceptance of this product. Because our needle-free flu vaccine patch and IS patch candidates are targeted at preventing or ameliorating the effects of flu infection, if the launch of these products for a particular flu season fails, we may not receive significant revenues from that product until the next season, if at all. See the risk factors set forth below entitled “Our competitors in the biopharmaceutical industry may have superior products, manufacturing capability or marketing expertise,” “Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products from third-party payors,” and “We have no experience in sales, marketing and distribution and will depend on the sales and marketing efforts of third parties.”
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
     We base our TCI technology in large part on innovations for which WRAIR has sought protection under the United States and certain foreign patent laws. We consider patent protection of our TCI technology to be critical to our business prospects. As of June 30, 2006, there are four issued United States patents, 20 issued foreign patents and 46 United States and foreign patent applications relating to TCI and improvements on the technology. The four issued United States patents will expire between November 2016 and February 2019. The issued foreign patents will expire between November 2017 and February 2019. While we have filed several patent applications relating to the use of our IS patch technology in conjunction with existing injectable vaccines, no patent relating to that technology has been issued. Under our license agreement with WRAIR, we bear financial responsibility for the preparation, filing, prosecution and maintenance of any and all patents and patent applications licensed. With respect to enforcement, we have the right to bring actions to enforce patents licensed under the WRAIR license agreement, subject to WRAIR’s continuing right to intervene, and WRAIR maintains the right to bring enforcement actions if we fail to do so.

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
     We are a small company with 84 employees as of June 30, 2006, and we depend to a great extent on principal members of our management and scientific staff. If we lose the services of any key personnel, in particular, Stanley Erck, our President and Chief Executive Officer, or Gregory Glenn, our Chief Scientific Officer, it could significantly impede the achievement of our research and development objectives and could delay our product development programs and approval and commercialization of our product candidates. We do not currently have any key man life insurance policies. While we have entered into agreements with certain of our executive officers relating to severance after a change of control and these officers have agreed to restrictive covenants relating to non-competition and non solicitation, we have not entered into employment agreements with members of our senior management team other than Stanley Erck. Our agreement with Stanley Erck does not ensure that we will retain his services for any period of time in the future. Our success depends on our ability to attract and retain highly qualified scientific, technical and managerial personnel and research partners. Competition among biopharmaceutical and biotechnology companies for qualified employees is intense, and we may not be able to retain existing personnel or attract and retain qualified staff in the future. If we fail to hire and retain personnel in key positions, we will be unable to develop or commercialize our product candidates in a timely manner.
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
     While there are no vaccines against infection by ETEC that have been approved for sale in the United States, we are aware of several companies with ETEC vaccine product candidates that are in development, which, if approved, would compete against our needle-free travelers’ diarrhea vaccine patch. Those companies with potential ETEC vaccine candidates include Avant Immunotherapeutics, Inc., Crucell, N.V. (which acquired Berna Biotech AG), Cambridge Biostability, Limited, SBL Vacin AB and Emergent BioSolutions, Inc. One of our competitors, SBL Vacin AB, has announced the results from a study of an ETEC vaccine indicating the vaccine may be effective in preventing diarrhea caused by ETEC. In the absence of vaccines, travelers’ diarrhea is generally treated, either prophylactically or following onset, with antibiotics or over-the-counter, or OTC, products that alleviate symptoms. Some of these OTC products and antibiotics, such as Cipro, are marketed by pharmaceutical companies with substantial resources and enjoy widespread acceptance among physicians and patients. In addition, Salix Pharmaceuticals, Ltd. has announced that it has completed a Phase 3 study to evaluate the efficacy and safety of an antibiotic specifically designed to be taken prophylactically for the prevention of travelers’ diarrhea.
     There are multiple influenza vaccines approved for sale in both the United States and Europe. In many cases, these products are manufactured and distributed by pharmaceutical companies with substantial resources, such as Novartis Vaccines and Diagnostics (which acquired Chiron Corporation), GlaxoSmithKline plc, Sanofi-Aventis SA, Solvay SA and MedImmune, Inc. FluMist, a nasal flu vaccine, has received marketing approval from the FDA and would compete against our needle-free flu vaccine. We are also aware of other flu vaccine candidates to be delivered by alternative methods, such as nasal spray and skin delivery, which, if approved, would compete against our needle-free flu vaccine. In addition, we know of multiple flu vaccine candidates that incorporate adjuvants to enhance immune responses, particularly in the elderly. Some of these adjuvanted flu vaccines are being developed by pharmaceutical companies with substantial resources, such as Sanofi-Aventis SA, GlaxoSmithKline plc and Novartis Vaccines & Diagnostics (which acquired Chiron Corporation). These adjuvanted vaccines would compete against our IS patch for the elderly and for pandemic flu applications.

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
     Our directors and executive officers and their affiliates collectively control approximately 34.3% of our outstanding common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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
ITEM 4. Controls and Procedures
     Disclosure Controls and Procedures
     We currently have in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). In connection with the preparation of this report, our principal executive officer and our principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our quarterly period ended June 30, 2006. They concluded that the controls and procedures are effective and adequate at that time.
     Changes in Internal Controls Over Financial Reporting
     During the second quarter of 2006, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
     We incorporate by reference the information included under “Factors That May Impact Future Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report.
ITEM 4. Submission of Matters to a Vote of Security Holders
At the 2006 annual meeting of stockholders held on May 16, 2006, Iomai stockholders voted as follows:
M. James Barrett and Stanley C. Erck were elected as directors at the meeting. The other directors whose terms of office continued after the meeting are Jeff Himawan, R. Gordon Douglas, Richard Douglas and James Young.
The shares voted for the election of directors were as follows:

	For	Withheld
M. James Barrett	12,591,335	208,088
Stanley C. Erck	12,741,327	58,096
Abstentions and broker non-votes were counted for determining a quorum, but were not treated as votes cast.
ITEM 6. Exhibits

Exhibit 3.1.3(1)	Third Amended and Restated Certificate of Incorporation

Exhibit 3.2.3(2)	Third Amended and Restated By-laws

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Form S-1/A (File No. 333-128765) and incorporated herein by reference thereto.

(2)	Previously filed as an exhibit to the Company’s Form 8-K filed March 24, 2006 and incorporated herein by reference thereto.

(3)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMAI CORPORATION
/s/ Stanley C. Erck
Stanley C. Erck
President and Chief Executive Officer

/s/ Russell P. Wilson
Russell P. Wilson
Chief Financial Officer

Dated: August 14, 2006

Exhibit Index

Exhibit No.	Description

3.1.3(1)	Third Amended and Restated Certificate of Incorporation

3.2.3(2)	Third Amended and Restated By-laws

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Form S-1/A (File No. 333-128765) and incorporated herein by reference thereto.

(2)	Previously filed as an exhibit to the Company’s Form 8-K filed March 24, 2006 and incorporated herein by reference thereto.

(3)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.