Form 10-K
period 2006-12-31
IOMAI CORP
filed 2007-03-23
CIK 1125001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 14, 2007 was $79,518,299. There were 25,509,045 shares of the registrant’s Common Stock outstanding as of March 14, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2007 Annual Meeting of Stockholders to be held on June 5 2007, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year of December 31, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

You should not unduly rely on these forward-looking statements, which speak only as of the date of this annual report. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we file from time to time with the U.S. Securities and Exchange Commission (SEC) after the date of this annual report. See “Availability of Periodic SEC Reports” in Item 1. “Business.”

Iomai®, Transcutaneous Immunizationtm, TCItm, Immunity That’s More Than Skin Deeptm and the Iomai logo are trademarks or service marks of Iomai Corporation. All other trademarks and service marks appearing in this report are the property of their respective holders.

ii

PART I

Item 1.	Business

OVERVIEW

We are a biopharmaceutical company focused on the discovery, development and commercialization of vaccines and immune system stimulants delivered to the skin via a novel, needle-free technology called transcutaneous immunization, or TCI. TCI taps into the unique benefits of a major group of antigen-presenting cells found in the outer layers of the skin (Langerhans cells) to generate an enhanced immune response. Our plans are to leverage TCI to enhance the efficacy of existing vaccines, develop new vaccines that are viable only through transcutaneous administration and expand the global vaccine market.

We are developing two distinct product applications for our TCI technology. The first application is an immunostimulant, or IS, patch that is applied to the skin and contains only an adjuvant, which is a compound used to enhance a vaccine’s ability to elicit a stronger immune response, thereby making the vaccine more effective. In this application, our IS patch is placed over the vaccine injection site in order to stimulate a stronger immune response to the injectable vaccine. Initially we expect to target our IS patch to extend vaccine supply in the event of an influenza pandemic and for use in patient populations with weakened or impaired immune systems, such as the elderly, for whom existing vaccines often do not elicit an adequate immune response. The second application is a needle-free vaccine patch that is applied to the skin and delivers both pathogen-specific antigens and an adjuvant. We are using this application to develop needle-free vaccines to replace currently injectable vaccines as well as novel vaccines that cannot be delivered by injection.

We currently have five product candidates in development: four targeting influenza and pandemic flu and one to prevent E. coli-related travelers’ diarrhea:

•	IS patch for pandemic flu program. We are developing an IS patch that, when used in conjunction with an injectable flu vaccine, is designed to stimulate an immune response to even small doses of vaccine, thereby allowing public health officials to extend vaccine supply in the event of an influenza pandemic. In January 2007, we were awarded a five-year, cost-plus reimbursement contract by the Department of Health and Human Services, or DHHS, to fund our development of a dose-sparing patch for use with a pandemic flu vaccine. If the product is developed through licensure, the total cost reimbursed by DHHS, plus a fixed fee, is estimated to be $128 million. During the first 15 months of the contract, DHHS has allotted approximately $14.5 million for us to assess the safety and immunogenicity of the patch in two clinical trials and to develop plans on how we would produce 150 million IS patches in a six-month period, as required under the contract. Once we demonstrate the safety and dose-sparing capability of our IS patch, we hope to sell up to 150 million IS patches to the United States government for its stockpile of pandemic flu products.

•	IS patch for elderly receiving flu vaccines. We are developing our IS patch to improve the immune response of the elderly to existing injectable influenza vaccines. We have completed a number of studies in the United States and Europe, including a European Phase 2 clinical trial that demonstrated the proof-of-concept with a previous patch formulation. In February 2007, we commenced a Phase 1 safety study in Australia with our current dry patch formulation, and we plan to commence a Phase 2 study in the United States in the second half of 2007 to confirm the results observed in our prior European Phase 2 study. Approximately 36,000 individuals aged 65 and over die from influenza, influenza-related pneumonia and related respiratory complications in the United States each year, making influenza one of the leading causes of death among the elderly. According to the United States Centers for Disease Control and Prevention, or CDC, over 65% of the elderly population in the United States receive influenza vaccination, and public health officials have stated the goal of achieving 90% vaccination rates by 2010.

•	Needle-free flu vaccine patch. We are developing a needle-free flu vaccine patch that combines flu antigens with an adjuvant in a single patch. During the fall of 2006, we initiated a large, multi-center Phase 1 trial for our needle-free flu vaccine patch. This study is designed to test the safety and immunogenicity of our needle-free flu vaccine in comparison with the traditional injected vaccine. Vaccinations were completed during the first quarter of 2007, and we expect interim data from this trial to be available by the middle of

2007. We expect this data to guide us in our design for a Phase 2 program that could potentially support licensure of a self-administered, needle-free flu vaccine patch. As we do not manufacture commercial flu antigens, we are also actively seeking to collaborate with suppliers of commercial flu antigens in order to advance further development of this program. Each flu season, approximately 15 million to 60 million people in the United States become ill with influenza. This infection rate results in approximately 36,000 deaths and approximately 200,000 hospitalizations in the United States annually. Approximately 80 million people in the United States are vaccinated against the flu annually.

•	Needle-free pandemic flu vaccine patch. We are in preclinical development of a needle-free pandemic flu vaccine patch that combines pandemic flu antigen with an adjuvant in a single patch. This vaccine patch could solve a great many issues regarding mass vaccination in the event of an outbreak of pandemic flu. Specifically, we believe that based on data from our other programs, it might be possible to develop a needle-free pandemic flu vaccine that (1) is stable at room temperature, which could eliminate the need for refrigeration and allow for distribution through the mail, and (2) can be self-applied without the assistance of a healthcare worker. Researchers at the CDC have estimated that the possible effects of the next influenza pandemic in the United States would result in 89,000 to 207,000 deaths; 314,000 to 734,000 hospitalizations; 18 to 42 million outpatient visits; and 20 to 47 million additional illnesses, and the estimated economic impact would be US$71.3 to $166.5 billion, excluding disruptions to commerce and society. Leveraging our expertise from the needle-free seasonal flu vaccine, we are currently conducting preclinical testing of various needle-free pandemic flu formulations.

•	Needle-free travelers’ diarrhea vaccine patch. We are also developing a needle-free travelers’ diarrhea vaccine patch. We have completed a double-blind, placebo-controlled challenge trial in the United States, the results of which demonstrated the product candidate’s ability to induce a strong immune response that diminished the severity and delayed the onset of the most common form of travelers’ diarrhea. During 2006, we completed a number of Phase 1 and 2 studies to further advance the program. These trials demonstrated, among other things, that our current dry patch formulation achieved high immune responses in those vaccinated and outperformed our earlier liquid-based patch and that our travelers’ diarrhea vaccine patch can be self-applied by individuals, not just by healthcare providers. We also have gathered data that shows that research-grade dry patches are stable for at least 12 months at room temperature. All this data could have important implications for our other programs and could form the basis for our development of vaccine patches that could be stockpiled, mailed and self-applied. We are currently completing a Phase 2 dose-ranging study, as well as a Phase 2 field study designed to evaluate the logistics around how to best conduct a larger pivotal field study. We expect data from these two trials to be available during the second and third quarters of 2007. Based on these data, we will select a dose and study the final formulation in a Phase 2 trial designed to confirm safety and immunogenicity of the final patch configuration. That trial is expected to commence in the fourth quarter of 2007. If we successfully complete these Phase 2 trials in a timely fashion, we expect to begin our Phase 3 clinical trials in late 2008. Travelers’ diarrhea usually is contracted by the ingestion of food or water contaminated with Enterotoxigenic E. coli bacteria (ETEC). The CDC estimates that 20% to 50% of international travelers contract travelers’ diarrhea. Currently, in the United States there are no approved vaccines against travelers’ diarrhea caused by ETEC.

We expect that each of our product candidates, consisting of a patch and one or more active ingredients, will be treated as a separate investigational drug by the FDA, even if any active ingredient is part of an existing approved product. None of the active ingredients in our product candidates have been approved by the FDA for commercial sale in any product.

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

OUR STRATEGY

Our goal is to become a leader in the discovery, development and commercialization of vaccines and immunostimulants delivered to the skin. The key elements of our strategy are as follows:

•	Develop our IS patch for pandemic flu applications. Under the DHHS contract, we plan to perform preclinical and clinical testing of the patch and to develop a plan to bring the IS patch to licensure for dose-sparing of pandemic flu vaccines. Once we demonstrate the safety and dose-sparing capability of our IS patch, we hope to sell up to 150 million IS patches to the United States government for its stockpile of pandemic flu products.

•	Commercialize our IS patch for elderly receiving flu vaccines. We intend to advance our IS patch for elderly receiving flu vaccines into and through Phase 3 clinical trials ourselves, and then into commercialization, possibly with a partner. To date, we have retained all of our rights to this product candidate, and we believe this will enable us to obtain advantageous terms in any potential collaboration.

•	Seek a strategic collaboration for the development, marketing and commercialization of our needle-free flu vaccine patch. As we do not intend to manufacture the flu antigens for our needle-free flu vaccine patch, we are actively exploring collaborations with large pharmaceutical companies in the United States and Europe that would provide the flu antigens (including pandemic flu antigens) and financial resources to develop and, if approved, commercialize our needle-free flu vaccine patch. To date, we have retained all of our rights to this product, and we believe this will enable us to obtain advantageous terms in any potential collaboration.

•	Commercialize our needle-free travelers’ diarrhea vaccine patch. We intend to advance our needle-free travelers’ diarrhea vaccine patch into and through Phase 3 clinical trials ourselves, and then into commercialization, possibly with a partner. To date, we have retained all of our rights to this product candidate, and we believe this will enable us to obtain advantageous terms in any potential collaboration.

•	Continue to develop and expand our manufacturing capabilities to retain manufacturing rights. We intend to retain manufacturing rights for our adjuvant and patch technologies. To the extent practicable, we intend to continue to develop and expand our manufacturing capabilities to meet our expected demands. We are manufacturing all of our patches for our clinical trials in our pilot manufacturing facility, and we believe we currently have the capacity to produce anticipated needs through initial commercialization of our first product.

•	Leverage our broad technology platform to develop additional product candidates. As our TCI technology has the potential to be useful with many different types of vaccines, other companies developing vaccines represent possible partners with which to develop new products. We intend to continue to evaluate and develop additional product candidates to expand our pipeline where we perceive a significant unmet medical need and commercial potential.

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

Pandemic influenza

When a new, highly infectious and dangerous strain of the influenza virus appears, the general lack of immunity to this strain in the general population can lead to a pandemic outbreak that quickly spreads. Three influenza pandemics have occurred in the 20th century, the most recent of which occurred in 1968. By United States government estimates, pandemic flu has a greater potential to cause more deaths and illnesses than virtually any other natural health threat. Signs of a possible pandemic flu have emerged in Southeast Asia, as lethal infections of poultry and humans with avian influenza virus continue. The current virus is now endemic in bird populations, having spread to more than 40 countries and causing the deaths of hundreds of millions of birds. Furthermore, the World Health Organization, or WHO, reports that the number of avian flu cases in humans has reached more than 275 cases in 12 countries. The spread of the virus amongst birds increases the likelihood of continued human exposure and the risk of a pandemic flu outbreak.

In response, the United States government has been actively trying to address this risk through the development of pre-pandemic vaccines based on current lethal strains of pandemic flu, collaboration with industry to increase the nation’s vaccine production capacity and to expand or extend the existing supply. As part of this, DHHS announced in May 2006 the award of $1 billion in contracts to encourage companies to support the advanced development of cell-based production technologies for influenza vaccines and will help to modernize and strengthen the nation’s influenza vaccine production by creating an alternative to producing influenza vaccines in eggs. The U.S. Government’s stated goal for all of its pandemic flu programs is to expand domestic influenza vaccine surge capacity for the production of pandemic influenza vaccines for the entire U.S. population within six months of a pandemic declaration, but this expansion in domestic manufacturing capacity may take many years to accomplish.

Potentially compounding the strain on manufacturing capacity, initial clinical studies of a pandemic flu vaccine candidate have shown that two 90-microgram doses of the vaccine, which is twelve times the single 15-microgram dose of a seasonal flu vaccine, are required to stimulate a level of immune response that researchers anticipate would provide protection for an individual against the pandemic flu strains that have been spreading among birds in Asia. Because of public safety concerns, and given that there are no pandemic flu vaccines currently approved for use in the United States, an advisory committee of vaccine experts recommended in February 2007 that the FDA approve this candidate pandemic flu vaccine, even though it is expected to protect less then half of the individuals who receive the large two-dose regimen. The FDA usually follows the recommendations of its advisory committees, although it is not bound to do so.

If there is an outbreak of pandemic flu, vaccine manufacturers using current techniques will likely not be able to rapidly scale up production to meet increased demand, as the manufacture of flu vaccine is a complex and time-consuming process and the vaccine is generally manufactured well before the relevant flu season. Because of these manufacturing limitations, governments and vaccine manufacturers are exploring dose-sparing strategies by which a smaller dose of vaccine could produce an effective immune response. With pressure on governments to develop dose-sparing strategies, we believe that there may be an important role for an IS patch, when administered in combination with injected pandemic flu vaccines being developed by different manufacturers, either to reduce the required dose of, or improve the timing or magnitude of the immune response to, a pandemic flu vaccine.

In January 2007, the DHHS awarded us a five-year, $128 million contract to develop a “dose-sparing” patch for use in the event of an influenza pandemic. Our key requirements under the contract are to assess the safety and immunogenicity of the patch, to perform preclinical and clinical testing of the patch and to develop a plan to bring the product to licensure.

Seasonal influenza

Each flu season approximately 15 million to 60 million people in the United States become ill with influenza. This infection rate results in approximately 36,000 deaths and approximately 200,000 hospitalizations in the United States annually. Approximately 80 million people in the United States are vaccinated against the flu annually. The CDC has indicated that it wants to increase this figure to 185 million annually by 2010. According to a study conducted by Kalorama Information, the worldwide market for influenza vaccines was estimated to be in excess of $1.4 billion in 2004 and is expected to grow to $1.8 billion in 2006. In addition, Kalorama estimates that the worldwide market for influenza vaccines has the potential to reach approximately $3 billion by 2010. This market growth is expected to be driven principally by expanded supply, heightened public awareness and increased advocacy for vaccination by public health organizations, particularly for the elderly and young children, as well as higher prices. We believe that this market can be further expanded by providing an alternate vaccine delivery method, such as a needle-free flu vaccine patch, that is more convenient and less painful than a hypodermic needle, and has the potential to be mailed and self-applied.

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

Enterotoxigenic E coli bacteria (ETEC) is believed to be the most common cause of travelers’ diarrhea. Ingested ETEC bacteria move to the small intestine where they grow and secrete toxins which induce massive fluid secretion from the lining of the small intestine. Common symptoms associated with ETEC-induced diarrhea include frequent loose or watery bowel movements, nausea, vomiting, abdominal cramping, bloating and fever. A majority of affected individuals tend to have six or more loose stools per day. Severe infections that cause large fluid loss may cause dehydration and require hospitalization in order to administer intravenous fluids. ETEC secretes one or both of two different toxins: heat labile toxin (LT) and heat stabile toxin (ST). LT, either acting alone or in combination with ST, is responsible for approximately two-thirds of all cases of ETEC disease. Each year more than 50 million individuals from the United States, Western Europe and Japan/Australia visit regions where infection by ETEC is common, resulting in an estimated 10 million cases of travelers’ diarrhea caused by LT-secreting ETEC strains. Our travelers’ diarrhea program focuses on ETEC disease caused by LT-secreting strains.

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

We believe a vaccine that reduces the risk of contracting travelers’ diarrhea caused by ETEC, or that reduces the severity of the symptoms associated with such an infection, would be appealing to travelers. According to a market study, approximately 25% of United States travelers already seek medications and vaccinations for other diseases, such as hepatitis A and B, prior to traveling internationally. Additional studies estimate that the worldwide market for a vaccine to combat travelers’ diarrhea caused by ETEC infection is approximately $450 million.

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

The diagram below highlights the use of TCI in a needle-free vaccine patch.

Our needle-free vaccine patch is designed to work as follows:

•	Following pretreatment that involves a mild abrasion of the skin at the application point to disrupt the outer dead layer of skin, known as the stratum corneum, a patch containing an adjuvant and one or more antigens from the target pathogen (the three antigens associated with the flu vaccine each year, for example) is applied.

•	After permeating the disrupted stratum corneum, the adjuvant and antigens reach and activate the underlying Langerhans cells.

•	The Langerhans cells take up the adjuvant and antigens and migrate through the skin and the lymphatic system to the nearest lymph node, where they stimulate a systemic immune response.

We believe that our needle-free vaccine patch offers the following potential advantages over traditional, injection-based approaches to vaccination:

•	Increased efficacy with reduced risk of side effects. Because the adjuvant and antigens delivered by our needle-free vaccine patch cannot penetrate further than the outer layers of the skin, neither the adjuvant nor the antigens circulate systemically as they would if delivered through injection. Preventing a systemic distribution of adjuvants and antigens reduces the risk of side effects. As a result, our needle-free vaccine patch permits the use of more potent adjuvants relative to other systemic means of delivery (such as injection, intranasal and oral delivery), which increases the overall level of immune response. We and our collaborators have conducted over 30 trials, including three double-blind, placebo-controlled trials, with over 3,500 volunteers receiving the LT, and no vaccine-related serious adverse events from applying this adjuvant to the skin were observed.

•	Stable at ambient temperatures. Most vaccines must be stored in refrigerated environments. We believe our vaccines will be stable at room temperature, making both transport and storage without refrigeration simple and inexpensive. We now have data that demonstrates research-grade patches for our needle-free travelers’ diarrhea and flu vaccine programs are stable at room temperature for at least 12 months.

•	Self-application: All but a handful of vaccines must be administered by a healthcare worker. We believe that our patch system has the potential to be self-administered, thereby expanding the market opportunities for existing vaccines and solving many of the logistical issues associated with governmental mass vaccination programs as part of biodefense and pandemic flu preparedness. In 2006, we demonstrated in a Phase 1 needle-free travelers’ diarrhea trial that there was no difference in immune response between self-application and a patch administered by a healthcare worker.

•	Increased compliance. We believe needle-free administration has the potential to increase acceptance by patients who dislike the use of needles and desire a more convenient and less painful means of vaccination.

•	Safer administration and disposal. Needle-free administration eliminates the risk to the health care provider of inadvertent needle sticks and avoids the need to dispose of contaminated needles.

•	Reduced dosages. By targeting the skin and eliciting a stronger immune response, we believe the amount of antigen required for immunization may be reduced.

Our IS patch uses TCI-administered adjuvants to boost the immune response to traditional, injectable vaccines in specific patient populations. Our IS patch would work similarly to our needle-free vaccine patch, except that a needle would be used to inject the pathogenic antigens and a patch containing only an adjuvant would be applied to the skin over the injection site. We believe our IS patch could be applied to boost the immune response in individuals who might not otherwise achieve immunity through the injected vaccine alone. In a European Phase 2 trial, elderly subjects who received an IS patch in combination with an injected flu vaccination generated antibody levels that were significantly higher than the antibody level generated with an injected flu vaccine alone. We also believe our IS patch could be used to lower the injected vaccine dosage necessary to immunize individuals with healthy immune responses.

PRODUCTS IN DEVELOPMENT

We are developing two distinct product applications for our TCI technology. The first application is a needle-free vaccine patch applied to the skin that contains both pathogen-specific antigens and an adjuvant. We are using this application to develop needle-free vaccines to replace currently injectable vaccines as well as novel vaccines that cannot be delivered by injection. The second application is an immunostimulant, or IS, patch for use in combination with an injected vaccine and through which only an adjuvant is delivered by the patch. In this second application, we expect that our IS patch would be placed over the injection site of an existing injectable vaccine in order to stimulate a stronger immune response to that vaccine. Initially we expect to target our IS patch for use in patient populations with weakened or impaired immune systems, such as the elderly, for whom existing vaccines often do not elicit an adequate immune response or in pandemic flu applications to expand the supply of vaccine. For the years ended December 31, 2006, 2005 and 2004, our research and development costs were approximately $28.0 million, $16.5 million and $14.3 million, respectively.

We are focusing our current product development efforts on the product candidates set forth in the chart below.

Product Candidates	Clinical Status in 2007

Influenza
IS patch for pandemic flu (under DHHS contract)	Phase 1
IS patch for elderly receiving flu vaccines	Phase 2
Needle-free flu vaccine patch	Phase 1
Needle-free pandemic flu vaccine patch	Preclinical
Travelers’ Diarrhea
Needle-free travelers’ diarrhea vaccine patch	Phase 2

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

In January 2007, the DHHS awarded us a five-year, cost-plus reimbursement contract to fund our development of a dose-sparing patch for use with a pandemic flu vaccine. If the product is developed through licensure, the total cost reimbursed by DHHS, plus a fixed fee, is estimated to be $128 million. During the first 15 months of the contract, DHHS has allotted approximately $14.5 million for us to assess the safety and immunogenicity of the IS patch in clinical trials. To do this, we expect to initiate a Phase 1 safety trial during the third quarter of 2007 and then follow up that trial with a larger Phase 1/2 trial, which is expected to start in the fourth quarter of 2007, to test the safety and immunogenicity of the IS patch with an injectable pandemic flu vaccine. We will be testing our IS patch with an injectable pandemic flu vaccine provided by our subcontractor, Solvay Pharmaceuticals. Also, during the initial fifteen-month period, we are expected to provide DHHS with a plan on how we would build up our capacity to produce, within six months after the onset of an influenza pandemic, 150 million doses of our IS patches.

In support of our application for the DHHS contract, we conducted preclinical studies in animals that highlight the dose-sparing potential of our IS patch. The goal of these preclinical studies was to demonstrate that the use of our IS patch, if confirmed in larger scale human studies, could effectively expand the nation’s vaccine supply quickly. In one study, we examined the effects of our IS patch when used in combination with an avian flu antigen delivered either intramuscularly, into the muscle tissue, or intradermally, just below the skin surface. In this study, we immunized mice intradermally with injections of an avian flu strain isolated from Vietnam (H5N1) to look at the effect of immunizing with declining flu doses with and without our IS patch. Accordingly, the first group received 1.5 ug of vaccine and the other two groups received doses ten times lower (0.15 ug) and 100 times lower (0.015 ug), and half of each of these three groups had an IS patch placed over the injection site. After two weeks, we then measured antibody titers to the avian flu strain. As indicated in the following chart, the group receiving the 0.015 ug dose with our IS patch had an antibody response (47,491) comparable to the group receiving the 1.5 ug dose intradermally alone (20,142). This data suggests that a 100-fold reduction in vaccine may be achievable when the vaccine is delivered intradermally in conjunction with our IS patch. Data that we collected in the same study suggests that a ten-fold reduction in vaccine may be achievable when the vaccine is delivered intramuscularly, which is the current standard of care, in conjunction with our IS patch. While intramuscular administration of flu vaccines is the current standard of care, recent studies have shown that flu vaccines administered intradermally can achieve comparable immune response by using less vaccine.

This work was preceded by a two-year, $2.9 million grant in January 2005 from the National Institutes of Health, or NIH, for further development of our IS patch technology for pandemic flu applications.

Because pandemic flu vaccines and alternative strategies for “dose-sparing” are still being developed by third parties and no pandemic flu vaccines have been approved for use by the FDA, and because our IS patch for pandemic flu is in the preclinical development stage and extensive additional preclinical and clinical testing would be required before approval, this product candidate may not be available for the potential treatment of pandemic flu in the next few years, if ever.

IS patch for elderly receiving flu vaccines

We are currently investigating ways to improve the immune response in the elderly to standard influenza vaccination through the use of adjuvants. We believe that the placement of an IS patch over the injection site of an injected flu vaccine will provide a stronger immune response in elderly recipients of the flu vaccine.

In 2002, we completed a European Phase 2 clinical study in which elderly individuals who were vaccinated with an injected flu vaccine in combination with our IS patch had a higher antibody response, on average, than those receiving the standard flu vaccine without an IS patch. The following chart describes the immune response achieved in that clinical study, which had three groups of approximately 55 volunteers each vaccinated with a standard injected flu vaccine consisting of three strains of flu antigen. The first group of volunteers consisted of healthy young adults. The second and third groups consisted of elderly (over 60 years old) volunteers. In the third group, the volunteers were given both the injected vaccine and an IS patch. In this trial, elderly individuals who were vaccinated with a standard flu vaccine in combination with our IS patch had a higher antibody response, on average, than those receiving the flu vaccine without a patch. In addition, we did not observe any systemic vaccine-related side effects in this trial.

Enhanced Immune Responses In Elderly After IS Patch Application

We conducted a subsequent study in which we utilized a prior dry patch formulation and were unable to demonstrate this same effect. After analysis, we concluded that we were not able to replicate the previous results due to a change in formulation, which we believe caused the active agent, our LT adjuvant, to remain in the patch and, therefore, not to be delivered to the skin. Based on data from animal studies and data from a travelers’ diarrhea clinical trials that have indicated that our current dry patch formulation achieves high immune responses in those vaccinated and outperforms our earlier liquid-based patch, we expect our new dry patch formulations will be at least equivalent to the wet patches used in the study above; however, we will not know whether these dry patch formulations will perform adequately to boost immune response in the elderly to standard influenza vaccination until we obtain clinical data in humans.

In February 2007, we commenced a Phase 1 safety study in Australia with our current dry patch formulation, and we plan to commence a Phase 2 study in the United States in the second half of 2007 to confirm the results observed in our prior European study. Following this trial, we expect to conduct additional Phase 2 trials to evaluate dose ranging and time-of-patch-wear. We intend to request discussions with regulatory agencies in the United States prior to initiating any Phase 3 studies in order to finalize endpoints and design for our Phase 3 studies, which we expect to commence in 2008. Our IS patch, when administered in combination with existing commercially available injectable flu vaccines distributed by different flu vaccine manufacturers, will require individual testing and FDA approval with our IS patch, and is designed to improve the immune response of the elderly to these flu vaccines.

Needle-free flu vaccine patch

Our needle-free flu vaccine patch combines seasonal flu antigens and an adjuvant in a single patch. We believe this approach offers the potential for effective flu vaccination without the use of needles.

We completed a Phase 1 study of our needle-free flu vaccine patch in Europe during the fourth quarter of 2004 using our earlier liquid-based patch. The data from our Phase 1 trial demonstrated that the needle-free flu vaccine patch stimulated an immune response to antigens from all three flu strains recommended by the World Health Organization for the 2004 flu season and demonstrated a positive effect from using our adjuvant, although the observed immune response was not as great as that of existing injectable flu vaccines. During 2005 and 2006, we worked to optimize our formulation and product design in an effort to achieve an immune response equal to or greater than that of existing injectable vaccines, which is one of the requirements necessary in order to achieve regulatory approval for this product candidate. Based on preclinical studies, we believe we have reformulated this product candidate in a dry patch formulation that will result in a greater immune response than that observed in the 2004 Phase 1 study.

In the fall of 2006, we initiated a 300-person, multi-center Phase 1 trial for our needle-free flu vaccine patch with the new dry patch formulation. This study is designed to test the safety and immunogenicity of our needle-free flu vaccine in comparison with the traditional injected vaccine. Vaccinations were completed during the first quarter of 2007, and we expect interim data from this trial to be available by the middle of 2007. We expect this data to guide us in our design for a Phase 2 program that could potentially support licensure of a self-administered, needle-free flu vaccine patch.

Because we do not manufacture our own flu antigen, we conducted our clinical trials for this using flu antigen supplied to us by a flu vaccine manufacturer under a material transfer agreement. We plan to work with companies who can provide a source of vaccine antigen and complementary commercial capabilities, such as sales and marketing expertise. We expect that we will not advance our needle-free flu vaccine product candidate into additional clinical trials after the current Phase 1 trial until we enter into a long-term supply arrangement for flu antigen.

Needle-free pandemic flu vaccine patch

Our needle-free pandemic flu vaccine patch also combines pandemic flu antigens and an adjuvant in a single patch. We are in preclinical development of a needle-free pandemic flu vaccine patch that combines pandemic flu antigen with an adjuvant in a single patch. Leveraging our expertise from the needle-free seasonal flu vaccine, we are currently conducting preclinical testing of various needle-free pandemic flu formulations. We believe that this vaccine patch could solve a great many issues regarding mass vaccination in the event of an outbreak of pandemic flu. Specifically, we believe that based on data from our other programs, it might be possible to develop a needle-free pandemic flu vaccine that (1) is stable at room temperature, which could eliminate the need for refrigeration and allow for distribution through the mail, and (2) can be self-applied without the assistance of a healthcare worker.

Needle-free travelers’ diarrhea vaccine patch

Our travelers’ diarrhea program is designed to reduce the risk of contracting travelers’ diarrhea or reduce the severity of symptoms in the event of infection. Our vaccine candidate targets disease caused by LT-secreting ETEC. The LT toxin alone or in conjunction with the ST toxin is the pathogenic agent in approximately two-thirds of the cases of ETEC infection. Immunity against LT has been shown to mitigate travelers’ diarrhea caused by ETEC infection, which we believe makes LT an excellent vaccine candidate. For our needle-free travelers’ diarrhea vaccine patch, LT acts both as the antigen and the adjuvant. Because the LT toxin is sequestered in the skin, it is not delivered systemically in a way that might cause diarrhea.

We have conducted several clinical studies of our travelers’ diarrhea vaccine patch. In our initial proof-of-principle trial, a simple gauze patch containing a 500ug LT dose was applied to the skin for six hours with no pretreatment. Three such doses resulted in robust immune responses with no systemic side effects. This initial finding, robust immunity without systemic effects, for an LT-containing patch has been replicated in all of our subsequent trials in over 3,500 healthy volunteers, including our recent trials using our current dry patch formulation, which is about the size of a U.S. quarter and contains much smaller doses of LT.

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

Antibody Response to Toxin After Vaccination

During the first quarter of 2005, we completed a clinical study designed to test whether high antibody responses to LT delivered in a patch could prevent or reduce the severity of travelers’ diarrhea caused by oral ingestion of ETEC bacteria. The clinical study found that volunteers who received the vaccine before being exposed to high levels of ETEC bacteria had less severe diarrhea and were significantly less likely to require intravenous fluids than patients who were not vaccinated. We conducted the trial with the assistance of investigators at the Johns Hopkins School of Public Health. Forty-seven volunteers participated in this double-blind, placebo controlled clinical trial. Twenty-seven of the volunteers were vaccinated with a liquid-based, or “wet,” patch formulation of our needle-free travelers’ diarrhea vaccine patch and 20 were given placebos. At the end of the vaccination period, the volunteers from both vaccinated and unvaccinated groups ingested approximately one-half billion ETEC organisms. Although experts estimate that between 1,000 and 100,000 bacteria can cause an ETEC infection, we chose a considerably larger amount of ETEC organisms to ensure exposure in substantially all of our volunteers to an infectious dose. In this trial we also gave our volunteers live bacteria that secreted both the LT and ST toxins. This combination of high doses of ETEC bacteria and the introduction of two toxins resulted in a severe test of our vaccine candidate. After ingestion of the ETEC organisms, the volunteers were carefully monitored for diarrhea. Similar numbers in both vaccine and control groups met the definition of moderate to severe illness, but subjects who received the vaccine had significantly fewer loose stools (p=0.04) and lower mean weights of the loose stools (p<0.05). In addition, volunteers who did not receive the vaccine became ill more quickly and were more likely to require intravenous fluids, with 40 percent of the control group receiving fluids compared with only 14 percent of the vaccine group (p=0.03). Members of the vaccine group also saw increases in two antibodies, IgA and IgG, associated with protection against ETEC. After three doses, all patients had a four-fold increase in serum IgG antibodies and 97 percent had a four-fold increase in serum IgA antibodies.

During 2006, we completed a Phase 1/2 travelers’ diarrhea human clinical trial involving 160 subjects in the United States. In this study, we compared our new dry patch formulation with our prior wet patch. One hundred subjects were dosed using a dry formulation and 60 subjects have been dosed using the prior wet formulation. The study was designed to determine whether immune responses after wearing the dry patch formulation were equal to those obtained with wet patches. Subjects were tested weekly for immune responses to ETEC. By the second week, the fold rise in antibodies to the ETEC antigen in the dry patch groups were significantly greater than those in the wet patch group. In addition, dry patch recipients had at least 90 percent seroconversion rates with one dose. In another Phase 1/2 trial, we demonstrated that in two groups of 20 subjects each, antibody responses to a dry LT patch self-applied were not statistically different from a dry LT patch applied by a healthcare worker. We also have gathered data that shows that research-grade dry patches are stable for at least 12 months at room temperature. All this data could also have important implications not only for our travelers’ diarrhea program, but for our other programs, particularly our influenza programs, and could form the basis for our development of vaccine patches that could be stockpiled, mailed and self-applied — all important considerations particularly in the event of a pandemic influenza outbreak.

In the second half of 2006, we also commenced two additional Phase 2 studies for our travelers’ diarrhea vaccine patch: a logistics study and a dose-ranging study. We designed the Phase 2 logistics trial in approximately 200 subjects to test our vaccine patch in volunteers traveling to sites in Mexico and Guatemala. The placebo-controlled study is designed to assess the safety of the vaccine and the frequency of ETEC infection in volunteers traveling to sites where the disease is endemic and to provide other operational information that will serve as the groundwork for designing and executing our pivotal field trial for this vaccine. The Phase 2 dose-ranging study is examining four different LT doses in approximately 400 subjects and is expected to provide us with data to determine our final dose formulation for the Phase 3 studies. We expect interim data from both of these trials to be available during the second and third quarters of 2007. Based on these data, we will select a dose and study the final formulation in a Phase 2 trial designed to confirm safety and immunogenicity of the final patch configuration. That trial is expected to commence in the fourth quarter of 2007. If we successfully complete these Phase 2 trials in a timely fashion, we expect to begin our Phase 3 clinical trials in late 2008.

Additional indications

While we are currently focusing our resources on the five programs described above, we believe that our needle-free vaccine patch and IS patch technologies may be broadly applicable. If we have adequate resources, we plan to explore application of our technology to anthrax and other infectious diseases, as well as to cancer, allergic diseases and other indications. We have compiled Phase 1 data supporting the ability of TCI-based vaccines to stimulate an immune response against anthrax exposure. Anthrax is a rare, acute infectious disease caused by bacteria that is contracted through the skin, lungs or gastrointestinal system. The anthrax bioterrorism attacks of 2001 heightened the urgency to develop a safe and effective anthrax vaccine for use in the general population. The only anthrax vaccine currently approved by the FDA requires six injections over 18 months, has limited availability and distribution, and is only indicated for at-risk individuals, such as members of the military. We intend to seek a government grant to fund the development of a vaccine patch candidate. At this time, the United States government is not offering such a grant. If we are successful, we would hope to have the vaccine developed to the stage where it would be eligible for purchase under the biodefense stockpile program.

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

Our policy is to seek US and international patent protection for technological developments that we believe will enhance the market position of our product candidates and methods of using our product candidates. As of March 8, 2007, we held exclusive rights, either through our license from the Walter Reed Army Institute of

Research (WRAIR) or on our own, to a patent portfolio consisting of 68 issued patents or patent applications as follows:

•	4 issued US patents;

•	13 US non-provisional patent applications;

•	23 issued foreign patents;

•	27 foreign patent applications that are in various national stages of prosecution; and

•	1 foreign patent applications not at the national stage.

The issued United States patents will expire between November 2016 and February 2019. The issued foreign patents will expire between November 2016 and February 2019. Our core patents claim the composition of matter of the skin patch system as well as methods for inducing an antigen specific immune response from applying antigen and adjuvant to the skin. The first of these patents expires in November 2016, but subsequent patents provide additional coverage until February 2019. In addition, we are prosecuting patent applications relating to the use of different antigen and adjuvant combinations on the skin and other improvements to our TCI technology, such as methods for inducing an immune response by applying antigens and adjuvants to the skin in dry form.

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

We paid WRAIR a license issue fee of $150,000, and continue to pay WRAIR minimum annual fees and milestone payments. We also issued to WRAIR 57,500 shares of our common stock valued at $34.125 per share on the date these shares were issued. The common stock issued to WRAIR was subject to a put option, which expired by its terms on February 1, 2006, the date of our initial public offering. The common shares issued to WRAIR are held in trust for WRAIR by MdBio, Inc. pursuant to a voting trust and escrow agreement dated April 6, 2001. Under the terms of this agreement, we are required to pay MdBio an annual service fee of $5,000.

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

Our contract with DHHS includes certain patent and data rights provisions governing our rights and those of the U.S. government in respect of patentable processes and inventions and works subject to copyright, including software, that we may develop under the contract and that are paid for by DHHS. While we do not believe that our performance under the DHHS contract will result in patentable processes or inventions, or works subject to copyright, including software, that we would need to market our IS patch technology in the future, our performance under the DHHS contract subjects us to the risk that the U.S. government may claim rights or interests in such patentable processes or inventions or works subject to copyright.

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

MANUFACTURING AND COMMERCIAL SUPPLY

To maintain control over the manufacture of our product candidates during development and possibly into commercialization, we constructed a pilot production plant in which we currently manufacture the LT and the finished patch formulations for our clinical products. In connection with the construction of our pilot plant, we engaged DowPharma, a business unit within The Dow Chemical Company, to assist us with the development of our own LT strain and associated manufacturing process. In June 2005, we licensed from DowPharma a proprietary expression system for our LT strain. As part of the technology transfer under the license, DowPharma provided us with technological assistance, as well as the master and working cell banks of the expression system that we currently use to produce our LT in our pilot plant.

Our LT requires precise, high quality manufacturing that is subject to current Good Manufacturing Practices, or cGMP. Since the third quarter of 2005, we have been actively producing LT and investigational patch formulations for use in clinical trials in accordance with cGMP standards. We believe that our pilot plant has adequate capacity to meet our currently anticipated clinical trial needs, and we currently intend to use this facility for all future clinical production of LT adjuvant and formulated patches. To the extent practicable, we also intend to use this facility for initial commercial launch of our needle-free travelers’ diarrhea vaccine patch, if we obtain marketing approval.

The only product components that we currently intend to manufacture at our pilot plant are our LT and formulated patches. We currently intend to rely on either a collaborator or third-party supplier to produce other product components, such as the flu antigens contained in our needle-free flu vaccine patch. A flu vaccine manufacturer is currently supplying flu antigens for our Phase 1 clinical trial for our needle-free flu vaccine patch under a material transfer agreement. As variability in product specifications and characteristics generally is not acceptable to regulatory authorities, our primary sourcing strategy will be to establish long-term, single-source relationships with suppliers of these other components. For this reason, we expect that we will need to enter into a long-term supply arrangement for flu antigen with a flu vaccine manufacturer before advancing our needle-free flu vaccine patch product candidate into additional clinical trials. If there are no existing suppliers or collaborators able or willing to meet our selection criteria, then we will consider contracting the manufacture of key components that we do not manufacture ourselves to a contract manufacturer. At this time, we have not entered into any agreements that provide us assurance of continued supply of any of these other product components.

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

If approved for marketing, our product candidates may compete with existing drugs and vaccines. For example, there are multiple influenza vaccines approved for sale in both the United States and Europe. These vaccines are marketed by companies that include Novartis AG, GlaxoSmithKline plc, MedImmune, Inc., sanofi-aventis S.A. and Solvay S.A. In addition, we know of multiple flu vaccine candidates that incorporate adjuvants to enhance immune responses, particularly in the elderly and to extend the supply of pandemic flu vaccines. Some of these flu vaccines with adjuvants are being developed by pharmaceutical companies that have substantial resources and well-established reputations among physicians and patients, such as sanofi-aventis, GlaxoSmithKline and Novartis. These adjuvanted flu vaccines would compete against our IS patch for dose-sparing of pandemic flu vaccines and improved flu vaccination in the elderly. For example, both GlaxoSmithKline and Novartis were awarded “dose-sparing” contracts by DHHS totaling $63.3 million and $54.8 million, respectively, in January 2007 to develop pandemic flu vaccines with their proprietary adjuvant systems. Both GlaxoSmithKline and Novartis have separately reported initial data indicating that low doses (3.8 ug and 7.5 ug, respectively) of their adjuvanted pandemic flu vaccines have elicited immune responses at levels considered protective by health authorities, as well as strong immune responses against “drifted” strains of pandemic flu that have changed over time.

While there are no vaccines against ETEC infection that have been approved for sale in the United States, we are aware of several companies with ETEC vaccine product candidates that are under development, which, if approved, would compete against our needle-free travelers’ diarrhea vaccine patch. Those companies with potential ETEC vaccine candidates include Avant Immunotherapeutics, Inc., Cambridge Biostability Ltd., Crucell, N.V., SBL Vaccin AB (acquired by Crucell) and Emergent BioSolutions, Inc. In the absence of vaccines, travelers’ diarrhea is generally treated, either prophylactically or following onset, with antibiotics or over-the-counter products that alleviate symptoms. Some of these antibiotics and OTC products are marketed by pharmaceutical companies, such as Bayer. In addition, Salix Pharmaceuticals, Inc. has announced that it has completed a Phase 3 study and initiated another to evaluate the efficacy and safety of an antibiotic specifically designed to be taken prophylactically for travelers’ diarrhea.

We are aware of companies that are developing alternative methods to the syringe for delivering vaccines and biopharmaceutical products. These alternative methods include microneedles, electroporation, microporation, jet injectors, nasal sprays and oral delivery. For example, 3M Drug Delivery Systems, MacroFlux Corporation and

Becton, Dickinson and Company are developing microneedles and intradermal devices to deliver drugs to the skin. PowderMed Limited, which was recently acquired by Pfizer, Inc., has developed a hand-held jet injector unit, MedImmune, Inc. has a nasal flu spray that has been approved for sale in the United States, ID Biomedical Corporation, which was acquired by GlaxoSmithKline, has a nasal flu spray under development, and sanofi-aventis has a micro-injection flu vaccine in Phase 3 clinical trials aimed at providing a superior immune response in the elderly.. There are also a number of companies developing drug delivery technologies that make microchannels in the skin, including Altea Corporation, TransPharma Medical Ltd. and Sontra Medical Corporation.

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

GOVERNMENT REGULATION

The testing, approval, manufacturing, labeling, advertising and marketing, post-approval safety reporting, and export, among other things, of our product candidates are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates biopharmaceutical products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and other laws, including, in the case of biologics, the Public Health Service Act. Each of our product candidates consists of a patch and one or more active ingredients, such as vaccines or adjuvants, and we expect that each product candidate will be considered a separate investigational vaccine by the FDA, even if any of its active ingredients is part of an existing approved product. None of the active ingredients in our product candidates have been approved by the FDA for commercial sale in any product. We believe that most of our product candidates will be regulated by the FDA as biologics. We cannot market a biologic until we have submitted a Biologics License Application, or BLA, to the FDA, and the FDA has approved it. Both before and after approval is obtained, violations of regulatory requirements may result in various adverse consequences, including the FDA’s suspension of clinical studies, delay in approving or refusal to approve a product, suspension or withdrawal of an approved product from the market, operating restrictions, and the imposition of civil or criminal penalties.

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

The testing and approval process requires substantial time, effort and financial resources, and we cannot be sure that any of our product candidates will be approved on a timely basis, if at all. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including difficulty in obtaining enough patients, investigators or product candidate supply. Failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approvals or in complying with requirements could adversely affect the commercialization of product candidates and our ability to receive product or royalty revenues. Also, if regulatory approval is granted, it is granted for use of the product in a specific dosage form for a specific indication. If a BLA holder wishes to market a product for a different dosage form or indication, it is generally required to submit and have approved a supplementary application.

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

EMPLOYEES

As of December 31, 2006, we directly employed 101 people full-time, of whom one has an M.D. degree, 19 have Ph.D. degrees, and two have DVM degrees. Of our workforce, 86 employees are engaged in research and development and 15 are engaged in business development, finance and administration. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 1997, and since that time we have been engaged in research and development activities in connection with our product candidates. We have never generated any revenue from product sales. All of our current product candidates are at an early stage of development, and we do not expect to realize revenue from product sales for several more years, if at all. In addition, we are not currently receiving any significant funding for our research and development programs from third parties through collaborations or grants, except for our DHHS contract to develop a “dose-sparing” IS patch in the event of a pandemic flu outbreak. We are seeking to create a business based upon new technology that is intended to change existing practices of vaccine delivery. As such, we are subject to all the risks incident to the creation of new products and may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. You also should consider that we will need to:

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

We have incurred substantial losses since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Our net loss for the twelve months ended December 31, 2006 was $31.8 million. As of December 31, 2006, we had an accumulated deficit of approximately $100.8 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We expect to incur additional operating losses in the future, and we expect these losses to increase significantly, whether or not we generate revenue, as we expand our product development and clinical trial efforts. These losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

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

As of December 31, 2006, we had approximately $15.3 million in unrestricted cash, cash equivalents and marketable securities. We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to conduct our research and development programs. On January 17, 2007, we were awarded a five-year, $128 million contract by DHHS to fund our development of a dose-sparing patch for use with a pandemic flu vaccine. During the first 15 months of the contract, DHHS has allotted approximately $14.5 million to reimburse us for our activities under that contract. Also, on March 2, 2007, we closed a private placement in which we raised approximately $30.3 million in net proceeds after expenses. We believe that our current working capital and reimbursement of expenses under our existing government grants and contracts will be sufficient to fund our operating expenses and capital requirements through the second quarter of 2008, although we cannot assure you that we will not require additional funds before then. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:

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

We are currently relying upon the United States government to fund our IS patch for pandemic flu. In January 2007, we entered into a five-year, $128 million cost-reimbursement contract with the DHHS to develop a “dose-sparing” patch for use in the event of an influenza pandemic where the DHHS will fund our costs for research, development and capital and will pay a fixed fee. Currently, DHHS has allocated $14.5 million through the first 15 months of the contract for us to assess the safety and immunogenicity of the patch in two clinical trials and to develop plans on how we would produce 150 million IS patches in a six-month period, as required under the contract. If the results for either of these clinical trials are not deemed adequate by DHHS or we fail to satisfy, from DHHS’s perspective, the requirements regarding our product development and manufacturing plans, DHHS may not extend the contract through its full term, in which event we may not be able to proceed with the balance of the contract.

In the performance under the DHHS contract, we are highly dependent on timely and adequate performance of our subcontractors, including Solvay Pharmaceuticals, which is supplying us with injectable pandemic flu vaccine for our clinical trials, and our architectural design and engineering firm. If the performance of our subcontractors is not adequate or timely, our performance under our DHHS contract may be delayed, and we therefore may not be able to satisfy the contract’s requirements, which could cause us to be in breach under those contracts and cause those contracts to be terminated. We cannot assure you that one or more of these subcontractors will not be delayed in performing, or fail to perform their obligations under these contracts in compliance with applicable legal requirements.

Although we have been awarded the DHHS contract, government funding is subject to annual appropriations and other political risks. As a result, the receipt by us of funds from the United States government to fund our research and development of our IS patch for pandemic flu beyond the $14.5 million already allotted cannot be assured. In addition, we expect that United States and foreign governments would be the entities procuring any pandemic flu products, if approved, and not individual consumers. While there has recently been increased public awareness of the risks of pandemic flu, government health organizations may not devote significant resources to the prevention of an outbreak and may not seek to procure pandemic flu products from us. The acceptance of our product candidate for pandemic flu may depend on whether government health organizations adopt a dose-sparing strategy to prevent pandemic flu and whether a competing technology for dose sparing is adopted. If a dose-sparing strategy is not endorsed or a competing technology for dose sparing is adopted, our product candidate will not yield any revenues.

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

U.S. government agencies have special contracting requirements, which create additional risks.

We have entered into a contract with DHHS, which is a U.S. government agency. Currently, DHHS has allocated $14.5 million through the first 15 months of the contract for us to assess the safety and immunogenicity of the patch in two clinical trials and to develop plans on how we would produce 150 million IS patches in a six-month period, as required under the contract. In contracting with government agencies, we are subject to various U.S. government agency contract requirements. Future revenues from DHHS and other U.S. government agencies will depend, in part, on our ability to meet U.S. government agency contract requirements, certain of which we may not be able to satisfy.

U.S. government contracts typically contain unfavorable termination provisions allowing the U.S. government to terminate the contract at any time and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. government to unilaterally:

•	suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;

•	terminate our existing contracts;

•	reduce the scope and value of our existing contracts;

•	audit and object to our contract-related costs and fees, including allocated indirect costs;

•	control and potentially prohibit the export of our products; and

•	change certain terms and conditions in our contracts.

The U.S. government may terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed and profit on the work completed prior to termination, and settlement expenses incurred in the termination for convenience process. Termination for default provisions do not permit these recoveries and may make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source.

As a U.S. government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Based on the results of its audits, the U.S. government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. Although adjustments arising from government audits and reviews have not seriously harmed our business in the past, future audits and reviews could cause adverse effects. In addition, under U.S. government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of our research and development costs, and some marketing expenses, may not be reimbursable or allowed under our contracts. Further, as a U.S. government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not.

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

We may not be able to manufacture our product candidates in commercial quantities, which would prevent us from initiating Phase 3 trials and commercializing our product candidates.

To date, our product candidates have been manufactured in small quantities by us and third party manufacturers for preclinical and clinical trials. As we prepare our facility for Phase 3 and commercial manufacturing, this will require scale up of our fermentation, downstream processing and patch manufacturing as compared to our current levels. For example, we have recently installed manufacturing equipment capable of producing initial commercial quantities of our vaccine patches. These projects may result in unanticipated delays and cost more than expected due to a number of factors, including complying with cGMP regulations, such as qualification and validation of these equipment, and this could result in the delay of initiation of our planned Phase 3 trials and commercial launch of products.

If any of our product candidates is approved by the FDA or other regulatory agencies for commercial sale, we will need to manufacture it in larger quantities. We or our third party manufacturers may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or economic manner, or at all. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our product candidates require precise, high quality manufacturing that is subject to cGMP. Our failure or the failure of our third party manufacturers to achieve and maintain these high manufacturing standards and comply with the cGMP, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. In addition, our manufacturing facilities will be subject to unannounced inspections by the FDA, and significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve.

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

We have observed in our product development efforts that the delivery of antigens and adjuvants to Langerhans cells through the skin is significantly improved by prepping the skin to disrupt the outer dead layer of skin, known as the stratum corneum. Based on animal studies, we believe that the method and level of skin preparation may differ from one product candidate to another because of the different physical properties of the active ingredients. Therefore, more than one skin preparation system (SPS) may be required for our different products to be effective. In recent clinical studies for our needle-free travelers’ diarrhea and flu vaccine patches, we have tested simple abrasive materials to disrupt the stratum corneum and are now working to design and test improved embodiments of these materials for use in our upcoming clinical trials for our product candidates. We believe our SPS will be simple to perform and will not involve discomfort to the patient. However, to the degree that our SPS is not perceived to be simple to perform or involve patient discomfort, it could reduce the attractiveness of our products since alternative vaccines or treatments are available for many of the indications that our product candidates under development seek to address.

None of our product candidates has been approved for commercial sale, and we may never receive such approval.

All of our product candidates are in early pre-commercial stages, and we do not expect our product candidates to be commercially available for several years, if at all. We expect that each of our product candidates, consisting of a patch and one or more active ingredients, will be treated together as a separate investigational product by the FDA, even if any active ingredient is part of an existing approved product. None of the active ingredients in our product candidates have been approved by the FDA for commercial sale in any product. Our product candidates are subject to stringent regulation by regulatory authorities in the United States and in other countries. We cannot market any product candidate until we have completed our clinical trials and have obtained the necessary regulatory approvals for that product candidate. We do not know whether regulatory authorities will grant approval for any of our product candidates.

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

Even if any of our vaccine candidates obtain regulatory approval, they still may not gain market acceptance among physicians, patients and the medical community, which would limit our ability to generate revenue and would adversely affect our results of operations. Physicians will not recommend products developed by us or our collaborators until clinical data or other factors demonstrate the safety and efficacy of our products as compared to other available treatments. Even if the clinical safety and efficacy of our products is established, physicians may elect not to recommend these products for a variety of factors, including the reimbursement policies of government and third-party payors. There are other established treatment options for the diseases that many of our product candidates target, such as travelers’ diarrhea and the flu. In order to successfully launch a product based on our TCI technology, we must educate physicians and patients about the relative benefits of our products. If our products are not perceived as easy and convenient to use, for example as compared to an injectable vaccine or antibiotics, or are perceived to present a greater risk of side effects or are not perceived to be as effective as other available treatments, physicians and patients might not adopt our products. A failure of our technology to gain commercial acceptance would have a material adverse effect on our business. We expect that, if approved for commercialization, our needle-free travelers’ diarrhea vaccine patch will be paid for by patients out of pocket. Our needle-free travelers’ diarrhea vaccine patch is not designed to protect against all forms of travelers’ diarrhea, rather it is designed to protect against only those cases of travelers’ diarrhea caused by enterotoxigenic E. coli bacteria, or ETEC, and in which the LT toxin is present. We estimate this to be approximately one-third of all cases of travelers’ diarrhea. This could limit commercial acceptance of this product. Because our needle-free flu vaccine patch and IS patch candidates are targeted at preventing or ameliorating the effects of flu infection, if the launch of these products for a particular flu season fails, we may not receive significant revenues from that product until the next season, if at all. See the risk factors set forth below entitled “Our competitors in the biopharmaceutical industry may have superior products, manufacturing capability or marketing expertise,” “Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products,” and “We have no experience in sales, marketing and distribution and will depend on the sales and marketing efforts of third parties.”

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

Although we are currently the only party licensed to actively develop the TCI technology, we cannot assure you that WRAIR will not in the future require us to sublicense the TCI technology. Any action by WRAIR to force us to issue such sublicenses or development activities instituted by the United States government pursuant to its reserved rights in the TCI technology would erode our ability to exclusively develop products based on the TCI technology and could materially harm our financial condition and operating results.

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

We base our TCI technology in large part on innovations for which WRAIR has sought protection under the United States and certain foreign patent laws. We consider patent protection of our TCI technology to be critical to our business prospects. As of March 8, 2007, there are four issued United States patents, 23 issued foreign patents and 41 United States and foreign patent applications relating to TCI and improvements on the technology. The four issued United States patents will expire between November 2016 and February 2019. The issued foreign patents will expire between November 2016 and February 2019. Under our license agreement with WRAIR, we bear financial responsibility for the preparation, filing, prosecution and maintenance of any and all patents and patent applications licensed. With respect to enforcement, we have the right to bring actions to enforce patents licensed under the WRAIR license agreement, subject to WRAIR’s continuing right to intervene, and WRAIR maintains the right to bring enforcement actions if we fail to do so.

Our contract with DHHS includes certain patent and data rights provisions governing our rights and those of the U.S. government in respect of patentable processes and inventions and works subject to copyright, including software, that we may develop under the contract and that are paid for by DHHS. While we do not believe that our performance under the DHHS contract will result in patentable processes or inventions, or works subject to copyright, including software, that we would need to market our IS patch technology in the future, our performance under the DHHS contract subjects us to the risk that the U.S. government may claim rights or interests in such patentable processes or inventions or works subject to copyright.

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

We are a small company with 101 employees as of December 31, 2006, and we depend to a great extent on principal members of our management and scientific staff. If we lose the services of any key personnel, in particular, Stanley Erck, our President and Chief Executive Officer, or Gregory Glenn, our Chief Scientific Officer, it could significantly impede the achievement of our research and development objectives and could delay our product development programs and approval and commercialization of our product candidates. We do not currently have any key man life insurance policies. While we have entered into agreements with certain of our executive officers relating to severance after a change of control and these officers have agreed to restrictive covenants relating to non-competition and non solicitation, we have not entered into employment agreements with members of our senior management team other than Stanley Erck. Our agreement with Stanley Erck does not ensure that we will retain his services for any period of time in the future. Our success depends on our ability to attract and retain highly qualified scientific, technical and managerial personnel and research partners. Competition among biopharmaceutical and biotechnology companies for qualified employees is intense, and we may not be able to retain existing personnel or attract and retain qualified staff in the future. If we fail to hire and retain personnel in key positions, we will be unable to develop or commercialize our product candidates in a timely manner.

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

Alternative competitive technologies and products could render our TCI technology and our product candidates based on this technology obsolete and non-competitive. Presently, there are a number of companies developing alternative methods to the syringe for delivering vaccines. These alternative methods include microneedles, electroporations, microporations, jet injectors, nasal sprays and oral delivery, and several of these delivery mechanisms are in clinical trials.

While there are no vaccines against infection by ETEC that have been approved for sale in the United States, we are aware of several companies with ETEC vaccine product candidates that are in development, which, if approved, would compete against our needle-free travelers’ diarrhea vaccine patch. Those companies with potential ETEC vaccine candidates include Avant Immunotherapeutics, Inc., Crucell, N.V., Cambridge Biostability Ltd., SBL Vaccin AB (acquired by Crucell) and Emergent BioSolutions, Inc. One of our competitors, SBL Vaccin AB, has announced the results from a study of an ETEC vaccine indicating the vaccine may be effective in preventing diarrhea caused by ETEC. In the absence of vaccines, travelers’ diarrhea is generally treated, either prophylactically or following onset, with antibiotics or over-the-counter, or OTC, products that alleviate symptoms. Some of these OTC products and antibiotics, such as Cipro, are marketed by pharmaceutical companies with substantial resources and enjoy widespread acceptance among physicians and patients. In addition, Salix Pharmaceuticals, Inc. has announced that it has completed a Phase 3 study and initiated another to evaluate the efficacy and safety of an antibiotic specifically designed to be taken prophylactically for the prevention of travelers’ diarrhea, and is targeting filing a license application in the first half of 2008.

There are multiple influenza vaccines approved for sale in both the United States and Europe. In many cases, these products are manufactured and distributed by pharmaceutical companies with substantial resources, such as Novartis AG, GlaxoSmithKline plc, sanofi-aventis SA, Solvay SA and MedImmune, Inc. FluMist, a nasal flu vaccine, has received marketing approval from the FDA and would compete against our needle-free flu vaccine. We are also aware of other flu vaccine candidates to be delivered by alternative methods, such as nasal spray and skin delivery, which, if approved, would compete against our needle-free flu vaccine. In addition, we know of multiple flu vaccine candidates that incorporate adjuvants to enhance immune responses, particularly in the elderly. Some of these adjuvanted flu vaccines are being developed by pharmaceutical companies with substantial resources, such as sanofi-aventis, GlaxoSmithKline and Novartis. These adjuvanted vaccines would compete against our IS patch for the elderly and for pandemic flu applications. For example, both GlaxoSmithKline and Novartis were awarded “dose-sparing” contracts by DHHS totaling $63.3 million and $54.8 million, respectively, in January 2007 to develop pandemic flu vaccines with their proprietary adjuvant systems. Both GlaxoSmithKline and Novartis have reported separately initial data indicating that low doses (3.8 ug and 7.5 ug, respectively) of their respective adjuvanted pandemic flu vaccines have elicited immune responses at levels considered protective by health authorities, as well as strong immune responses against “drifted” strains of pandemic flu that have changed over time. In addition, sanofi-aventis has a micro-injection flu vaccine in Phase 3 clinical trials aimed at providing a superior immune response in the elderly.

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

In February 2006, we closed our initial public offering. Previously, as a private company, we maintained a small finance and accounting staff. While we expect to continue to expand our staff, we may encounter substantial difficulty attracting qualified staff with requisite experience due to the high level of competition for experienced financial professionals.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and The Nasdaq Stock Market will result in a significant initial cost to us as well as an ongoing increase in our legal, audit and financial compliance costs. As a public company, we expect to become subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting for the year ended December 31, 2007. We have only recently begun a formal process to evaluate our internal controls for purposes of Section 404, and we cannot assure that our internal control over financial reporting will prove to be effective.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Also, to account for our continued growth, as well the additional reporting obligations under the DHHS contract, we have installed a new accounting software system, which went live on January 1, 2007. Our experience with this new system is limited and could impact our ability to provide timely financial reports. We have only recently begun a formal process to evaluate our internal control over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Our directors and executive officers and their affiliates collectively control approximately 43.5% of our outstanding common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

We currently lease approximately 46,449 square feet of research, manufacturing and administrative space in Gaithersburg, Maryland for our principal laboratories, pilot manufacturing facility and corporate offices. In January 2007, we signed a lease amendment under which we will lease an additional 1,365 square feet in our current facility beginning on or about July 1, 2007 and an additional 5,650 square feet in our current facility beginning on our about September 1, 2007. At that time, we will occupy the entire facility. The lease expires in May 2013 and has a five-year renewal option.

Item 3.	Legal Proceedings

We are not party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders for a vote during the fourth quarter of 2006.

Executive Officers of the Registrant

The following table sets forth the names and ages of our executive officers as of December 31, 2006.

Name	Age	Position(s)

Stanley C. Erck	58	President, Chief Executive Officer, Treasurer and Director
Gregory M. Glenn, M.D.	52	Senior Vice President and Chief Scientific Officer
Russell P. Wilson	47	Senior Vice President, Chief Financial Officer, General Counsel and Secretary

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

Our common stock has been traded on The NASDAQ Global Market under the symbol “IOMI” since February 1, 2006.

The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market.

	High	Low

2006
First Quarter (beginning February 1, 2006)	$7.34	$5.22
Second Quarter	6.00	3.91
Third Quarter	4.81	2.61
Fourth Quarter	6.40	4.60

As of March 14, 2007, there were approximately 166 registered holders and approximately 1,290 beneficial owners of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes the number of securities issuable under our incentive compensation plans as of December 31, 2006.

Number of Securities
	Number of Securities		Remaining Available for
	to Be Issued	Weighted-average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plan
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights(1)	Warrants and Rights	Reflected in Column(a))(2)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,918,805	$2.93	182,648
Equity compensation plans not approved by security holders	—		—

Total	2,918,805		182,648

(1)	Includes (i) outstanding options to purchase 50,380 shares of common stock under the 1998 Plan, of which 50,380 have been vested; and (ii) outstanding awards to purchase 1,808,664 shares of common stock under the 1999 Plan, of which 1,137,396 have been vested; and (iii) outstanding awards to purchase 1,059,761 shares of common stock under the 2005 Plan, of which 7,775 have been vested. Options granted under the 1999 Plan to purchase 52,199 shares of common stock were exercised prior to December 31, 2006.

(2)	Includes (i) up to 26,543 shares of common stock that may be issued under the 1998 Plan; (ii) up to 156,105 shares of common stock that may be issued under the 1999 Plan; and (iii) no shares of common stock that may be issued under the 2005 Plan. Does not include up to 80,000 shares that may be issued under the 2006 Employee Stock Purchase Plan which became effective upon our initial public offering.

Stock Performance Graph

The following graph shows the cumulative total stockholder return on our common stock over the period from February 1, 2006 to December 29, 2006, as compared with that of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Pharmaceuticals Index, based on an initial investment of $100 in each on February 1, 2006. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period, and assumes reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN OF IOMAI CORPORATION
NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX AND
AND NASDAQ PHARMACEUTICAL STOCKS INDEX

Item 6.	Selected Financial Data

The following table sets forth selected financial data that is qualified in its entirety by and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. The financial data for the fiscal years ended December 31, 2006, 2005 and 2004 are derived from our audited financial statements appearing elsewhere in this document. The financial data for the fiscal years ended December 31, 2003 and 2002 are derived from our audited financial statements not included in this document.

	Years Ended December 31,
Statement of Operations Data:	2002	2003	2004	2005	2006
	(In thousands, except share and per share data)

Revenues:
License, option agreements and grants	$995	$1,601	$2,345	$2,371	$1,475

Total revenues	995	1,601	2,345	2,371	1,475
Cost and expenses:
Research and development	7,354	13,332	14,349	16,529	28,041
General and administrative	2,411	3,348	3,206	3,780	5,857
Purchased in-process research and development	2,517
Reimbursed by related party	(426)

Total costs and expenses	11,856	16,680	17,555	20,309	33,898
Loss from operations	(10,861)	(15,079)	(15,210)	(17,938)	(32,423)
Other (expense) income:
Gain on discharge of convertible notes payable	11,219
Interest income	57	953	620	392	1,006
Interest expense	(2,120)	(128)	(265)	(467)	(377)
Other expense, net	(75)	(448)	(225)	(17)	(8)

Total other (expense) income, net	9,081	377	130	(92)	621
Cumulative effect of change in accounting principle					17
Net loss	(1,780)	(14,702)	(15,080)	(18,030)	(31,785)
Dividends on and accretion of convertible preferred stock	(380)	(5,466)	(5,525)	(5,562)	(471)
Carrying value of preferred stock in excess of fair value transferred	11,092

Net income (loss) available to common stockholders	$8,932	$(20,168)	$(20,605)	$(23,592)	$(32,256)
Net income (loss) per share of common stock — basic and diluted	$11.79	$(26.43)	$(26.90)	$(30.14)	$(2.03)

Weighted average shares of common stock outstanding — basic and diluted	757,402	763,075	765,945	782,715	15,915,797

	As of December 31,
Balance Sheet Data:	2002	2003	2004	2005	2006
	(In thousands)

Cash, cash equivalents and marketable securities	$49,493	$38,213	$22,397	$5,190	$15,336
Working capital	47,263	34,945	18,878	270	10,401
Total assets(1)	51,398	41,511	28,942	11,861	23,085
Debt and capital lease obligations	706	2,966	5,273	4,239	4,759
Redeemable convertible preferred stock and Series C warrant	52,435	59,555	65,357	70,386	—
Common stock subject to put right	1,958	1,958	1,958	1,959	—
Total stockholders’ equity (deficit)	(6,533)	(26,038)	(45,993)	(68,458)	14,035

(1)	As of December 31, 2006, we had net operating loss (NOL) and research and development credit carryforwards of approximately $83.7 million. Tax benefits may arise from these carryforwards in the future in the event that we realize U.S. taxable income. Potential tax benefits arising from these carryforwards are not reflected in our total assets. Despite the NOL carryforward, we may have an income tax liability in future years due to the application of the alternative minimum tax rules. The NOL may also be limited in its ability to offset future losses in the event that there is a change in the stock ownership as defined by federal tax regulations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We are a biopharmaceutical company focused on the discovery, development and commercialization of vaccines and immune system stimulants delivered to the skin via a novel, needle-free technology called transcutaneous immunization (TCI). TCI exploits the unique benefits of a major group of antigen-presenting cells found in the outer layers of the skin (Langerhans cells) to generate an enhanced immune response. TCI has the potential to enhance the efficacy of existing vaccines, enable new vaccines that are viable only through transcutaneous administration and expand the global vaccine market. We are developing two distinct product applications: (1) an immunostimulant, or IS, patch and (2) a needle-free vaccine patch. We currently have five product candidates in development: four targeting influenza and pandemic flu and one to prevent E. coli-related travelers’ diarrhea.

Our five product candidates are (1) an IS patch intended to stimulate an immune response to even small doses of a pandemic flu vaccine, thereby extending vaccine supply in the event of an influenza pandemic, (2) an IS patch intended to boost the immune response of the elderly to the standard flu vaccine, (3) a needle-free vaccine patch for seasonal flu, (4) a needle-free pandemic flu vaccine patch, and (5) a needle-free travelers’ diarrhea vaccine patch. None of our product candidates has been approved for commercial sale by the FDA or any comparable foreign agencies.

As of December 31, 2006, we had an accumulated deficit of $100.8 million. We expect to incur substantial expenses over the next several years as we continue the clinical development of our IS patch to extend the supply of pandemic flu vaccines, our needle-free flu vaccine patch, IS patch for elderly receiving flu vaccines; expand the clinical trial program for our needle-free travelers’ diarrhea vaccine patch; continue our existing preclinical development programs, including our needle-free pandemic flu vaccine program, and commence new programs; increase our manufacturing capabilities for product candidates; and expand our research and development activities.

We anticipate that a substantial portion of our efforts throughout 2007 will be focused on conducting additional development for our four product candidates in clinical development, as well as continue to build up our infrastructure to support our operations as a public company.

Management Review of 2006

The following is a summary of key events that occurred during 2006:

•	On February 6, 2006, we closed our initial public offering, in which we sold 5,000,000 shares of common stock at a public offering price of $7.00 per share. Net proceeds, before expenses, were $32,853,574. Our total expenses for the initial public offering were $1.9 million, so our total net proceeds, after expenses, were $30.9 million.

•	In February 2006, the National Institutes of Health, or NIH, awarded us the remaining $1.4 million available under the last year of a two-year grant to fund up to $2.9 million for further development of our IS technology for pandemic flu applications. We completed work under this grant in the second quarter of 2006.

•	In May 2006, we submitted to the Department of Health and Human Services, or DHHS, a response to the government’s request for proposal (RFP) for further development of our IS patch for pandemic influenza vaccines. This patch is designed to enhance the immune response to any manufactured pandemic influenza vaccine, an advantage that may allow the public health service to employ a universal dose-sparing strategy to extend the supply of vaccine. In January 2007, DHHS awarded us a five-year, cost-plus reimbursement contract to fund our development of a dose-sparing patch for use with a pandemic flu vaccine. If the product is developed through licensure, the total cost reimbursed by DHHS, plus a fixed fee, is estimated to be $128 million. During the first 15 months of the contract, DHHS has allotted approximately $14.5 million for us to assess the safety and immunogenicity of the patch in two clinical trials and to develop plans on how we would produce 150 million IS patches in a six-month period, as required under the contract. Once we demonstrate the safety and dose-sparing capability of our IS patch, we hope to sell up to 150 million IS patches to the United States government for its stockpile of pandemic flu products.

•	During 2006, we completed a number of Phase 1 and 2 studies to further advance our dry vaccine patch for travelers’ diarrhea. These trials demonstrated, among other things, that our current dry patch formulation achieved high immune responses in those vaccinated and outperformed our earlier liquid-based patch and that our travelers’ diarrhea vaccine patch can be self-applied by individuals, not just by healthcare providers. We also have gathered data that shows that the dry patch is stable for more than 12 months at room temperature. All of this data could also have important implications not only for our travelers’ diarrhea program, but for our other programs, particularly our influenza programs, and could form the basis for our development of vaccine patches that could be stockpiled, mailed and self-applied — all important considerations in the event of a pandemic influenza outbreak. We also initiated during 2006 a Phase 2 dose-ranging study for our travelers’ diarrhea vaccine patch, as well as a Phase 2 field study designed to evaluate the logistics around how to best conduct a larger pivotal field study for our travelers’ diarrhea program. We expect data from these two trials to be available during the second quarter of 2007. Based on these data, we will design an additional Phase 2 trial to determine the final dry patch formulation, and that trial is expected to commence in the fourth quarter of 2007.

•	During the fall of 2006, we initiated a large, multi-center Phase 1 trial for our needle-free flu vaccine patch. This study is designed to test the safety and immunogenicity of our needle-free flu vaccine in comparison with the traditional injected vaccine. Vaccinations were completed during the first quarter of 2007, and we expect interim data from this trial to be available by the middle of 2007. We expect this data to guide us in our design for a Phase 2 program that could potentially support licensure of a self-administered, needle-free flu vaccine patch. As we do not manufacture commercial flu antigens, we are also actively seeking to collaborate with suppliers of commercial flu antigens in order to advance further development of this program.

•	In May 2006, we negotiated an extension of our credit facility to finance up to $2 million of additional capital expenditures for our pilot manufacturing plant, as well as for our research and development laboratories. We drew down the entire $2 million during 2006.

•	By the end of third quarter of 2007, we will occupy the entire facility which houses our principal laboratories, pilot manufacturing facility and corporate offices in approximately 53,500 square feet. In July 2006, we amended our lease for the facility to add approximately 12,000 square feet, and in January 2007, we signed another amendment to lease the remaining approximately 7,000 square feet in the building over the course of first nine months of 2007.

•	Over the past six months, we have raised approximately $40.2 million in net proceeds through two separate private placements. In October 2006, we raised approximately $9.9 million in net proceeds when we sold 2,283,106 shares of our common stock at a price of $4.38 per share in a private placement to existing stockholders, Essex Woodlands Health Ventures and New Enterprise Associates (NEA). Then in early March 2007, we raised $30.3 million in net proceeds when we sold 6,291,828 units, each unit consisting of one share of our common stock and two warrants to purchase, in total, 0.7 additional shares of Common Stock, at a purchase price of $5.0675 per unit. The purchase price for the share component of each unit is $4.98 per share. Each warrant provides the right to acquire 0.35 shares of Common Stock at an exercise price of $5.25 per full share. One warrant is exercisable at any time until March 2, 2012, and the other warrant is exercisable at any time until the date four months after a registration statement for the resale of the shares and the common stock underlying the warrants is declared effective by the SEC.

HISTORICAL RESULTS OF OPERATIONS / LIQUIDITY & CAPITAL RESOURCES

Revenues

Our revenues to date have principally been limited to amounts we have received under U.S. federal grant programs. During 2006, we had one principal active grant, which the NIH originally awarded us in January 2005 to fund over two years up to $2.9 million for further development of our IS technology for pandemic influenza applications. In the first quarter of 2006, the NIH awarded us the $1.4 million remaining to be received under this grant for 2006. Through December 31, 2006, we have been reimbursed for the full $1.4 million of expenses under this grant. These amounts include reimbursement for our employees’ time and benefits and other expenses related to performance under the relevant grants.

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

We expense both internal and external research and development costs as incurred, other than those capital expenditures that have alternative future uses, such as the build-out of our pilot plant. Due to the risks inherent in the clinical trial process and the early stage of development of our product candidates, we do not currently track our internal research and development costs by program and cannot state precisely the costs incurred for each of our research and development programs. However, the following table shows, for the periods presented, our estimate of the total costs that have been incurred for our lead product candidates: from January 1, 2003 to December 31, 2006:

	Years Ended December 31,		Cumulative Since
Product Candidate	2006	2005	January 1, 2003
	(In thousands)

IS patch for pandemic flu	$2,593	$2,409	$5,006
IS patch for elderly receiving flu vaccines	1,262	1,545	15,816
Needle-free flu vaccine patch	5,889	4,895	13,093
Needle-free travelers’ diarrhea vaccine patch	16,726	5,641	26,927
Other programs	1,571	2,039	11,407

TOTAL	28,041	16,529	72,249

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

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 2006 and 2005

	Year Ended December 31,
	2006	2005	$ Change	% Change
	(In thousands, except percentages)

Revenues	$1,475	$2,371	$(896)	(37.8)%
Costs & Expenses:
Research & development	28,041	16,529	11,512	69.6%
General & administrative	5,857	3,780	2,077	54.9%

Total costs & expenses	33,898	20,309	13,589	66.9%
Other income (expense)	621	(92)	713	775.0%
Cumulative effect of a change in accounting principle	17	—	17	—

Net loss	$(31,785)	$(18,030)	$(13,755)	76.3%

Revenues.  The $0.9 million decrease in grant revenues was principally the result of fewer active grants in 2006. The principal grant revenue in 2006 was from the second-year award under our NIH grant to further development of our IS patch technology for pandemic flu applications, which ended in the second quarter of 2006. There was only one other small active grant in the second half of 2006. Grant revenues in 2005 were principally from reimbursable expenses incurred under the first year of our NIH grant to further development of our IS patch technology for pandemic flu applications, as well as revenues from a cancer grant that ended in the fourth quarter of 2005.

Research and Development Expenses.  The $11.5 million increase in research and development expenditures was driven by three major factors associated with supporting our clinical and product development programs:

(1) increased clinical trial activity, (2) increased development costs for our skin preparation system; and (3) higher payroll costs associated with a 41% increase in headcount and the expensing of stock options. These increased costs were partially offset by lower depreciation and amortization costs associated with our pilot manufacturing plant in 2006. Prior to signing the lease extension for our facility in October 2005, we amortized all leasehold improvements for the facility over the lesser of the useful life or the expiration of the lease term, which was May 2006. Once we entered into the lease extension, the amortization period for the remaining unamortized leasehold improvements was extended to May 2013.

General and Administrative Expenses.  The $2.1 million increase in general and administrative expenses was principally due to (1) higher payroll costs associated with expensing stock options, (2) higher insurance, legal, and investor relation costs associated with being a public company, and (3) higher facilities cost associated with leasing additional space in our facility.

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

Net Loss.  The $13.8 million increase in our net loss was principally a result of increased research and development expenses in the year ended December 31, 2006.

Comparison of the years ended December 31, 2005 and 2004

	Year Ended December 31,
	2005	2004	$ Change	% Change
	(In thousands, except percentages)

Revenues	$2,371	$2,345	$26	1.1%
Costs & Expenses:
Research & development	16,529	14,349	2,180	15.2%
General & administrative	3,780	3,206	574	17.9%

Total costs & expenses	20,309	17,555	2,754	15.7%
Other (expense) income	(92)	130	(222)	(170.8)%

Net loss	$(18,030)	$(15,080)	$(2,950)	19.6%

Revenues.  The slight increase in grant revenues is principally the result of revenues from the NIH grant awarded in January 2005 for further development of our IS patch technology for pandemic flu applications, which was offset by a decline in reimbursable activities in 2005 under other grants for our needle-free patch programs.

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

General and Administrative Expenses.  The $0.6 million increase in general and administrative expenses was principally due to consulting expenses associated with evaluating potential corporate collaborations, higher legal costs associated with prosecuting our patent portfolio, and higher payroll costs associated with expensing stock options.

Interest Income (Expense) and Other — Net.  Our net interest and other expense was approximately $92,000 for 2005, as compared to net interest and other income of approximately $130,000 for 2004. The net interest and other income reflects the interest received on our cash and marketable securities, offset by interest expense on financing to purchase equipment and leasehold improvements. The decrease in net interest and other income was a result of lower interest income because of declining cash balances and higher interest expense associated funds borrowed to finance the construction of our pilot manufacturing facility.

Net Loss.  The $3.0 million increase in our net loss was principally a result of increased research and development expenses in 2005.

Liquidity and capital resources

We have incurred annual operating losses since inception, and, as of December 31, 2006, we had an accumulated deficit of $100.8 million. We expect to incur increasing and significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and expand our operations. Since our inception, we have financed our operations primarily through the sale of equity securities, interest income earned on cash, cash equivalents, and short-term investment balances, and debt. We have also generated funds from collaborative partners and research grants.

As of December 31, 2006 we had approximately $15.3 million in unrestricted cash, cash equivalents, and marketable securities. We invest in cash equivalents and US government and agency obligations. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our marketable securities are classified as available-for-sale. These securities are carried at fair value, plus any accrued interest. We have used cash primarily to finance our research operations, including clinical trials. These costs will be offset by reimbursements from DHHS under our pandemic flu contract, which was awarded in January 2007. DHHS has allotted approximately $14.5 million in the first 15 months of that contract and we expect to be reimbursed for research, development and capital costs associated with the preclinical and clinical testing of the IS patch under the contract on a monthly basis. Also, in March 2007, we closed a private placement in our common stock in which we raised approximately $30.3 million in net proceeds.

We expect that we will be able to fund our capital expenditures and growing operations with our current working capital through the second quarter of 2008. In order to fund our needs subsequently, we will need to raise additional money and may seek to do so by: (1) out-licensing technologies or product candidates to one or more corporate partners, (2) completing an outright sale of assets, (3) securing debt financing, and/or (4) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain, and, if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditure requirements, and the scale of our operations. We expect to attempt to raise additional funds in advance of depleting our existing cash balances; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term needs will require the successful commercialization of our product candidates and, at this time, we cannot reliably estimate if or when that will occur.

Our future cash requirements include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs. We have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our potential payments to be $14.3 million over the term of currently ongoing studies. Through December 31, 2006, approximately $7.7 million of this amount has been expensed as research and development expenses and $6.3 million has been paid related to these clinical studies. The timing of our expense recognition and future payments related to these agreements are subject to the enrollment of patients and performance by the applicable institutions of certain services. The actual amounts we pay out, if any, will depend on a range of factors outside of our control, including the success of our pre-clinical and clinical development efforts with respect to any products being developed, the content and timing of decisions made by the FDA and other regulatory authorities, and other factors affecting future operating results. As we expand our clinical studies, we plan to enter into additional agreements.

The following table summarizes sources and uses of cash and cash equivalents for the years ended December 31, 2006 and 2005.

	Years Ended December 31,
	2006	2005	$ Change
	(In thousands)

Net cash used in operating activities	$(28,866)	$(14,304)	$(14,562)
Net cash (used in) provided by investing activities	(4,357)	14,056	(18,413)
Net cash provided by (used in) financing activities	41,880	(1,504)	43,384
Net increase (decrease) in cash and cash equivalents	8,657	(1,752)	10,409
Cash and cash equivalents at end of period	$13,847	$5,190	$8,657

The $14.6 million increase in net cash used in operations was primarily attributable to the increase in net loss from the prior period. As we develop our technologies and further our clinical trial programs, we expect to increase our spending. Our future ability to generate cash from operations will depend on achieving regulatory approval of our products, market acceptance of such products, and our ability to enter into collaborations.

The $18.4 million increase in net cash used in investing activities was principally the result of investing the proceeds from our initial public offering in February 2006. For the year ended December 31, 2006, we invested $17.7 million of our available cash in marketable securities and received proceeds of $16.5 million from the maturity of such investments, as compared to $6.8 million of our available cash invested in marketable securities and $22.1 million received in proceeds from the maturity of such investments for the year ended December 31, 2005. Additionally, for the year ended December 31, 2006, we invested approximately $3.5 million in the purchase of equipment, furniture, and fixtures, for our pilot manufacturing facility and our build-out of additional office and laboratory space, as compared to approximately $1.3 million for such purchases in 2005.

The $43.3 million increase in net cash provided by financing activities was principally the result of the $30.9 million in net proceeds from the company’s initial public offering in February 2006, and from $9.9 million in net proceeds from a private placement to existing stockholders in October 2006. During 2006 and 2005, net proceeds from debt borrowings, including landlord leasehold financing, totaled $2.3 million and $0.5 million, respectively, as we financed the build-out of additional office space and the purchase of additional equipment. During 2006, we repaid $1.8 million of our debt, as compared to $1.5 million during the comparable period in 2005.

The following summarizes our long-term contractual obligations as of December 31, 2006:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Long-Term Debt(1)	$5,772	$1,964	$2,410	$935	$463
Capital Lease Obligations	1	1	—	—	—
Operating Lease Obligations(2)	7,921	1,074	2,433	2,532	1,882

Total	$13,694	$3,039	$4,843	$3,467	$2,345

(1)	Includes interest payable in the period.

(2)	These amounts include payments for additional facility space leased under a lease amendment signed in January 2007. See discussion of amended lease terms below.

In January 2007, we amended our lease to acquire access to approximately 7,000 square feet in the building over the course of first nine months of 2007. Upon leasing the additional space, we will lease the entire building.

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

As of December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

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

With the adoption of Statement 123(R), we recognized in our statement of operations for the year ended December 31, 2006 a one-time charge recorded as the cumulative effect of a change in accounting principle, which reflects an estimate of forfeitures for unvested awards outstanding as of the adoption of Statement 123(R). This charge represents a reduction in the compensation cost for prior periods for any unvested options remaining that would not have been recognized in those prior periods had forfeitures for such unvested options been estimated during those prior periods. The cumulative effect for this change in accounting principle totaled $16,726 and is recorded on the statement of operations for the year ended December 31, 2006.

As of December 31, 2006, we anticipate recognizing approximately $3.5 million of total unrecognized compensation expense, less estimated forfeitures, related to nonvested options under the stock compensation plans in future periods. These expenses are expected to be recognized over a weighted-average period of 2.1 years.

Based on the closing price of our stock on December 29, 2006, the intrinsic value of options outstanding as of that date was $6.0 million, of which $3.6 million related to vested options and $2.4 million related to unvested options.

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

Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our principal executive officer and our principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our 2006 fiscal year in connection with the preparation of this annual report. They concluded that the controls and procedures are effective and adequate at that time.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information required by Item 10 — Directors, Executive Officers and Corporate Governance; Item 11 — Executive Compensation; Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13 — Certain Relationships and Related Transactions and Director Independence; and Item 14 — Principal Accounting Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 5, 2007, except that the information required by Item 10 pertaining to our executive officers is contained in Part I of this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Financial Statements

The financial statements are listed under Item 8 of this report.

2. Financial Statement Schedules

The financial statement schedules required under this Item and Item 8 are omitted because they are not applicable or the required information is shown in the financial statements or the footnotes thereto.

3. Exhibits

The exhibits are listed below under Part IV Item 15(b).

(b) Exhibits

The exhibits are set forth in the Exhibit Index.

EXHIBIT INDEX

Exhibit No.		Description	Location

3	.1.3	Third Amended and Restated Certificate of Incorporation	(1)
3	.2.3	Third Amended and Restated By-laws	(2)
4.2		Grant of Put Option dated April 6, 2001 by Iomai Corporation to the Walter Reed Army Institute of Research as representative of the United States of America.	(1)
4.3		Option Agreement dated December 4, 2002 by and between Iomai Corporation and Elan Corporation, plc.	(1)
4.4		Stock Purchase Warrant dated December 4, 2002 issued by Iomai Corporation to Friedman Billings Ramsey & Co., Inc.	(1)

Exhibit No.		Description	Location

4	.5.1	Investor Rights Agreement dated December 4, 2002 between Iomai Corporation and the individuals specified in Exhibit A thereto.	(1)
4	.5.2	Amendment to the Investor Rights Agreement dated March 27, 2003 among Iomai Corporation and the Purchasers listed on the signature pages thereto.	(1)
4	.5.3	Amendment to Investor Rights Agreement and Consent dated May 30, 2003 among Iomai Corporation and the Purchasers listed on the signature pages thereto.	(1)
4	.5.4	Amendment to Investor Rights Agreement and Consent dated December 1, 2005 among Iomai Corporation and the purchasers listed on the signature pages thereto.	(1)
4.6		Registration Rights Agreement dated April 6, 2001 by and between Iomai Corporation and MdBio, Inc. as trustee for and on behalf of the Walter Reed Army Institute of Research, a representative of the United States of America.	(1)
4.7		Registration Rights Agreement dated March 30, 1999 by and between Iomai Corporation and Maryland Health Care Product Development Corporation.	(1)
4.8		Registration Rights Agreement dated July 18, 2000 by and between Iomai Corporation and Eiicha Ida.	(1)
4.9		Registration Rights Agreement dated July 18, 2000 by and between Iomai Corporation and Yuichi Suzuki.	(1)
4.10		Registration Rights Agreement dated July 18, 2000 by and between Iomai Corporation and Toshiro Osoegawa.	(1)
4.11		Registration Rights Agreement dated August 15, 2000 by and between Iomai Corporation and CZ Venture Operations, Inc.	(1)
4.12		Registration Rights Agreement dated January 4, 2001 by and between Iomai Corporation and Alexandria Real Estate Equities, L.P.	(1)
4.13		Form of common stock warrant dated March 2, 2007	(7)
4.14		Form of common stock warrant dated March 2, 2007	(7)
9.1		Voting Trust and Escrow Agreement dated April 6, 2001 between Iomai Corporation and MdBio, Inc., as trustee for and on behalf of Walter Reed Army Institute of Research, a representative of the United States of America.	(1)
10.1		Employment Agreement dated May 18, 2002 between Iomai Corporation and Stanley Erck, as amended on October 25, 2002.**	(1)
10	.1.1	Amendment No. 2, dated December 1, 2005, to the Employment Agreement between Iomai Corporation and Stanley Erck.**	(1)
10.2		1998 Stock Option Plan, as amended January 16, 2002.**	(1)
10	.3.1	1999 Stock Incentive Plan.	(1)
10	.3.2	Form of Incentive Stock Option Agreement.**	(1)
10	.3.3	Form of Nonqualified Stock Option Agreement.**	(1)
10.4		2005 Incentive Plan, as amended March 6, 2007.**	(8)
10.5		2006 Employee Stock Purchase Plan.**	(1)
10.6		Terms of Non-Employee Director Compensation.**	(1)
10.7		Amended and Restated License Agreement dated April 6, 2001 by and between Iomai Corporation and the Walter Reed Army Institute of Research as representative of the United States of America.+	(1)
10.8		Form of Subordinated Convertible Promissory Note issued by Iomai Corporation to the Walter Reed Army Institute of Research as representative of the United States of America.	(1)

Exhibit No.		Description	Location

10.9		Commercial License Agreement dated June 30, 2005 by and between Iomai Corporation and Dow Global Technologies Incorporated.+	(1)
10	.10.1	Master Security Agreement dated September 26, 2003 by and between Iomai Corporation and Oxford Finance Corporation.	(1)
10	.10.2	Form of Promissory Note issued by Iomai Corporation to Oxford Finance Corporation together with schedule identifying dates, principal amounts and interest rates of all outstanding promissory notes.	(1)
10	.11.1	Lease Agreement dated December 18, 2000 by and between Iomai Corporation and ARE-20/22/1300 Firstfield Quince Orchard, LLC.	(1)
10	.11.2	First Amendment to Lease dated November 29, 2001 by and between Iomai Corporation and ARE-20/22/1300 Firstfield Quince Orchard, LLC.	(1)
10	.11.3	Second Amendment to Lease dated April 14, 2003 by and between Iomai Corporation and ARE-20/22/1300 Firstfield Quince Orchard, LLC.	(1)
10	.11.4	Third Amendment to Lease dated August 28, 2003 by and between Iomai Corporation and ARE-20/22/1300 Firstfield Quince Orchard, LLC.	(1)
10	.11.5	Fourth Amendment to Lease dated October 26, 2005 by and between Iomai Corporation and ARE 20/22/1300 Firstfield Quince Orchard, LLC.	(1)
10	.11.6	Letter Agreement amending Fourth Amendment to Lease dated January 3, 2006 by and between Iomai Corporation and ARE 20/22/1300 Firstfield Quince Orchard, LLC.	(3)
10	.11.7	Sublease Agreement dated February 28, 2006 by and between Geomet Technologies, LLC and Iomai Corporation.	(3)
10	.11.8	Fifth Amendment to Lease dated July 25, 2006 by and between Iomai Corporation and ARE 20/22/1300 Firstfield Quince Orchard, LLC.	(4)
10	.11.9	Sixth Amendment to Lease dated January 26, 2007 by and between Iomai Corporation and ARE 20/22/1300 Firstfield Quince Orchard, LLC.	(6)
10.12		Form of Change in Control Agreement, between Iomai Corporation and certain officers.**	(1)
10.13		Securities Purchase Agreement dated October 23, 2006 by and among Iomai Corporation and the Purchasers thereto.	(5)
10.14		Securities Purchase Agreement dated March 2, 2007 by and among Iomai Corporation and Investors thereto.	(7)
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Indicates a management contract or compensatory plan.

+	Confidential Treatment Requested Under 17 C.F.R. §§ 200.80(b)(4) and 230.406. The confidential portions of this exhibit have been omitted and are marked by an asterisk.

(1)	Previously filed as an exhibit to the Company’s Form S-1/A (File No. 333-128765) and incorporated herein by reference thereto.

(2)	Previously filed as an exhibit to the Company’s Form 8-K filed March 24, 2006 and incorporated herein by reference thereto.

(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 24, 2006 and incorporated herein by reference thereto.

(4)	Previously filed as an exhibit to the Company’s Form 8-K filed July 7, 2006 and incorporated herein by reference thereto.

(5)	Previously filed as an exhibit to the Company’s Form 8-K filed October 24, 2006 and incorporated herein by reference thereto.

(6)	Previously filed as an exhibit to the Company’s Form 8-K filed January 30, 2007 and incorporated herein by reference thereto.

(7)	Previously filed as an exhibit to the Company’s Form 8-K filed March 2, 2007 and incorporated herein by reference thereto.

(8)	Previously filed as an exhibit to the Company’s Form 8-K filed March 7, 2007 and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOMAI CORPORATION

By:	/s/ Stanley C. Erck
Name: Stanley C. Erck
Title: President, Chief Executive Officer,
Treasurer and Director

Dated: March 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of March 22, 2007.

Signature	Title

/s/ Stanley C. Erck Stanley C. Erck	Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer)

/s/ Russell P. Wilson Russell P. Wilson	Senior Vice President, Chief Financial Officer, General Counsel and Secretary (Principal Financial and Accounting Officer)

/s/ M. James Barrett M. James Barrett, Ph.D.	Chairman of the Board of Directors

/s/ R. Gordon Douglas R. Gordon Douglas, M.D.	Director

/s/ Richard Douglas Richard Douglas, Ph.D.	Director

/s/ Jeff Himawan Jeff Himawan, Ph.D.	Director

/s/ F. Weller Meyer F. Weller Meyer	Director

/s/ Thomas Martin Vernon Thomas Martin Vernon, M.D.	Director

IOMAI CORPORATION

IOMAI CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Iomai Corporation

We have audited the accompanying balance sheets of Iomai Corporation as of December 31, 2006 and 2005 and the related statements of operations, changes in redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iomai Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for stock-based compensation in 2006 upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/  Ernst & Young LLP

McLean, Virginia
March 19, 2007

IOMAI CORPORATION

BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,847	$5,190
Marketable securities	1,489	—
Accounts receivable	62	12
Prepaid expenses and other current assets	500	258

Total current assets	15,898	5,460
Property and equipment, net	6,736	4,465
Restricted cash	—	49
Restricted marketable securities	268	590
Deferred financing costs	—	1,108
Other noncurrent assets	183	189

Total assets	$23,085	$11,861

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	1,598	2,012
Accrued expenses	2,353	1,611
Notes payable, current portion	1,369	1,333
Notes payable to related party, current portion	176	229
Capital lease obligation, current portion	1	5

Total current liabilities	5,497	5,190
Notes payable, long-term portion	1,866	1,397
Notes payable to related party, long-term portion	1,347	1,264
Capital lease obligation, long-term portion	—	1
Deferred rent	340	122

Total liabilities	9,050	7,974
Common stock subject to put right	—	1,959
Warrant to purchase Series C preferred stock	—	23
Series C convertible redeemable preferred stock, $0.01 par value; 0 shares authorized, issued and outstanding as of December 31, 2006; 150,000,000 shares authorized; 129,590,034 shares issued and outstanding at December 31, 2005	—	70,363
Stockholders’ equity (deficit):
Series B convertible preferred stock; $0.01 par value; 0 shares authorized, issued and outstanding as of December 31, 2006; 15,200,000 shares authorized; 14,734,578 shares issued and outstanding at December 31, 2005	—	147
Common stock, $0.01 par value; 200,000,000 shares authorized and 19,197,387 shares issued and outstanding as of December 31, 2006; 220,000,000 shares authorized and 795,519 shares issued and outstanding at December 31, 2005	192	8
Additional paid-in capital	114,631	—
Accumulated other comprehensive income	—	1
Accumulated deficit	(100,788)	(68,614)

Total stockholders’ equity (deficit)	14,035	(68,458)

Total liabilities and stockholders’ equity (deficit)	$23,085	$11,861

See accompanying notes.

IOMAI CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share and per share data)

Revenues	$1,475	$2,371	$2,345
Cost and expenses:
Research and development	28,041	16,529	14,349
General and administrative	5,857	3,780	3,206

Total costs and expenses	33,898	20,309	17,555

Loss from operations	(32,423)	(17,938)	(15,210)
Other income (expense)
Interest income	1,006	392	621
Interest expense	(377)	(467)	(266)
Other expense, net	(8)	(17)	(225)

Total other income (expense), net	621	(92)	130

Net loss before cumulative effect of a change in accounting principle	(31,802)	(18,030)	(15,080)
Cumulative effect of change in accounting principle	17	—	—
Net loss	(31,785)	(18,030)	(15,080)
Dividends on and accretion of convertible preferred stock	(471)	(5,562)	(5,526)

Net loss available to common stockholders	$(32,256)	$(23,592)	$(20,606)

Net loss available to common stockholders per share of common stock — basic and diluted	$(2.03)	$(30.14)	$(26.90)

Weighted-average number of shares of common stock — basic and diluted	15,915,797	782,715	765,945

See accompanying notes.

IOMAI CORPORATION

STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

			Stockholders’ Equity (Deficit)
	Series C Convertible							Accumulated		Total
	Redeemable		Series B Convertible				Additional	Other		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
	(In thousands, except share data)

Balance at December 31, 2003	127,685,982	59,507	14,734,578	147	764,325	8	8,679	18	(34,890)	(26,038)
Issuance of Series C convertible redeemable preferred stock, net of issuance costs of $31,741	1,904,052	810	—	—	—	—	—	—	—	—
Amortization of Series C warrants	—	12	—	—	—	—	—	—	—	—
Accretion of issuance costs	—	438	—	—	—	—	(438)	—	—	(438)
Accrual of dividends	—	4,554	—	—	—	—	(4,554)	—	—	(4,554)
Issuance of Common Stock warrants	—	—	—	—	—	—	1	—	—	1
Stock option compensation	—	—	—	—	—	—	154	—	—	154
Exercise of options	—	—	—	—	7,596	—	7	—	—	7
Other comprehensive loss:	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(15,080)	(15,080)
Unrealized loss on investments	—	—	—	—	—	—	—	(44)	—	(44)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(15,124)

Balance at December 31, 2004	129,590,034	65,321	14,734,578	147	771,921	8	3,849	(26)	(49,970)	(45,992)
Amortization of Series C warrants	—	12	—	—	—	—	—	—	—	—
Accretion of issuance costs	—	443	—	—	—	—	(333)	—	(110)	(443)
Accrual of dividends	—	4,587	—	—	—	—	(4,084)	—	(504)	(4,588)
Issuance of Common Stock warrants	—	—	—	—	—	—	9	—	—	9
Stock option compensation	—	—	—	—	—	—	538	—	—	538
Cash in lieu of fractional common shares	—	—	—	—	(60)	—	(1)	—	—	(1)
Exercise of options	—	—	—	—	23,658	—	22	—	—	22
Net loss	—	—	—	—	—	—	—	—	(18,030)	(18,030)
Unrealized gain on investments	—	—	—	—	—	—	—	27	—	27

Comprehensive loss	—	—	—	—	—	—	—	—	—	(18,003)

Balance at December 31, 2005	129,590,034	70,363	14,734,578	147	795,519	8	—	1	(68,614)	(68,458)
Amortization of Series C warrants	—	1	—	—	—	—	—	(1)	—	(1)
Accretion of issuance costs	—	37	—	—	—	—	(37)	—	—	(37)
Accrual of dividends	—	389	—	—	—	—	—	—	(389)	(389)
Stock option compensation	—	—	—	—	—	—	1,065	—	—	1,065
Exercise of options	—	—	—	—	14,030	—	13	—	—	13
Exercise of warrants	—	—	—	—	2,865	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of offering costs of $4,012,584	—	—	—	—	5,000,000	50	30,892	—	—	30,942
Automatic conversion of common stock subject to put right into common stock upon initial public offering	—	—	—	—	—	—	1,958	—	—	1,958
Automatic conversion of preferred stock into common stock upon initial public offering	(129,590,034)	(70,790)	(14,734,578)	(147)	11,101,867	111	70,849	—	—	70,813
Issuance of common stock, net of offering costs of $86,593	—	—	—	—	2,283,106	23	9,891	—	—	9,914
Net loss	—	—	—	—	—	—	—	—	(31,785)	(31,785)
Unrealized gain on investments	—	—	—	—	—	—	—	—		—

Comprehensive loss	—	—	—	—	—	—	—	—	—	(31,785)

Balance at December 31, 2006	—	$—	—	—	19,197,387	$192	$114,631	$—	$(100,788)	$14,035

See accompanying notes.

IOMAI CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities
Net loss	$(31,785)	$(18,030)	$(15,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,261	2,670	1,627
Stock-based compensation expense	1,065	538	154
Non-cash interest expense and amortization of premium/discount of marketable securities	(255)	28	229
Deferred rent	194	(54)	(36)
Provision for doubtful accounts	—	—	(135)
Loss on disposal of property and equipment	10	4	—
Changes in operating assets and liabilities:
Accounts receivable	(50)	62	265
Prepaid expenses and other current assets	(242)	(40)	135
Other noncurrent assets	2	(45)	29
Accounts payable	(9)	420	(471)
Accrued expenses	943	143	(218)

Net cash used in operating activities	(28,866)	(14,304)	(13,501)
Cash flows from investing activities
Purchases of property and equipment	(3,501)	(1,339)	(5,075)
Sale of property and equipment	7	—	—
Restricted cash and marketable securities	384	35	(4)
Sales/maturities of marketable securities	16,500	22,150	32,450
Purchases of marketable securities	(17,747)	(6,790)	(18,510)

Net cash (used in) provided by investing activities	(4,357)	14,056	8,861
Cash flows from financing activities
Proceeds from the exercise of stock options	13	22	7
Cash issued in lieu of fractional common stock	—	(1)	—
Proceeds from issuance of Series C convertible redeemable preferred stock, net	—	—	810
Proceeds from initial public offering, net of underwriting commissions	32,854	—	—
Proceeds from private placement of common stock	10,000	—	—
Stock issuance costs	(1,517)	—	—
Deferred stock issuance costs	—	(481)	—
Proceeds from notes payable	2,000	468	1,902
Principal payments on notes payable	(1,495)	(1,166)	(820)
Proceeds from notes payable to related party	280	—	1,451
Principal payments on notes payable to related party	(250)	(333)	(207)
Payments under capital lease obligations	(5)	(13)	(18)

Net cash provided by (used in) financing activities	41,880	(1,504)	3,125

Net increase (decrease) in cash and cash equivalents	8,657	(1,752)	(1,515)
Cash and cash equivalents at beginning of year	5,190	6,942	8,457

Cash and cash equivalents at end of year	$13,847	$5,190	$6,942

Supplemental schedule of noncash investing and financing activities
Cash paid for interest	$902	$497	$424

See accompanying notes.

IOMAI CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION

Iomai Corporation (the Company or Iomai) was incorporated in May 1997 as a Delaware corporation to discover and develop vaccines and immune system stimulants, delivered to the skin via a novel, needle-free technology called transcutaneous immunization (TCI). TCI exploits the unique benefits of a major group of antigen-presenting cells found in the outer layers of the skin (Langerhans cells) to generate an enhanced immune response. TCI has the potential to enhance the efficacy of existing vaccines, develop new vaccines that are viable only through transcutaneous administration and expand the global vaccine market. The Company currently has five product candidates in development: four targeting influenza and pandemic flu and one to prevent E. coli-related travelers’ diarrhea.

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

Cash and cash equivalents

The Company considers demand deposits and all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2006 and 2005, the Company’s cash equivalents consisted of money market accounts, an overnight repurchase agreement and a savings account.

Marketable securities

All marketable securities, consisting of U.S. government obligations and U.S. agency obligations, are classified as available-for-sale. These securities are carried at fair value, plus accrued interest. Any unrealized holding gains and losses are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity (deficit). Realized gains and losses are reported in operations, and gains and losses on sales of securities are computed using the specific-identification method.

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

If management determines that such an impairment exists, the carrying value of the investment will be reduced to the current fair value of the investment and the Company will recognize a change in the statement of operations equal to the amount of the carrying value reduction.

IOMAI CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Restricted cash and marketable securities

Restricted cash as of December 31, 2006 and 2005 was $0 and $49,150, respectively. Restricted cash at December 31, 2005 related to a deposit held as collateral for a letter of credit acting as a security deposit on a facility operating lease. In December 2006, the letter of credit was terminated.

Restricted marketable securities at December 31, 2006 and 2005 include marketable securities with a face value of $265,000 and $600,000, respectively, pledged as collateral to secure payment of promissory notes issued to finance, in part, the build-out of the Company’s facilities (see Note 6 — Long-Term Debt).

Accounts receivable

Accounts receivable that management has the intent and ability to hold until payment are reported in the balance sheets at outstanding amounts, less the allowance for doubtful accounts. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company maintains an allowance for doubtful accounts, which is determined based on historical experience and management’s expectations of future losses. There was no allowance for doubtful accounts in either 2005 or 2006.

Unbilled accounts receivable consist principally of expenses incurred on reimbursable research grants prior to year-end that have not yet been billed to the contracting agent.

Concentration of credit risk and fair value of financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable, and notes payable. The Company places its cash and cash equivalents with financial institutions, and its marketable securities consist of U.S. government obligations and U.S. agency obligations. Management believes that the financial risks associated with its cash and cash equivalents and marketable securities are minimal. Accounts receivable principally consist of amounts due from government agencies under government grants.

The carrying amount of current assets and liabilities approximates their fair values due to their short-term maturities. The fair value of notes payable approximates their carrying amount as of December 31, 2006 and 2005 based on rates currently available to the Company for debt with similar terms and remaining maturities.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Asset Description	Useful Life (Years)

Furniture and equipment	3 - 7
Lab equipment	5

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

IOMAI CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Revenue recognition

The Company recognizes revenue when all terms and conditions of the agreements have been met, including persuasive evidence of an arrangement, services have been rendered, price is fixed or determinable, and collectability is reasonably assured. For reimbursable cost research grants and contracts, the Company recognizes revenue as costs are incurred. Provisions for estimated losses on research grant projects and any other contracts are made in the period such losses are determined.

Research and development costs

The Company expenses its research and development costs as incurred; however, equipment and facilities that are acquired or constructed for research and development activities that have alternative future uses (in research and development projects or otherwise) are capitalized and depreciated as tangible assets.

Comprehensive loss

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income (SFAS No. 130), requires the presentation of the comprehensive loss and its components as part of the financial statements. Comprehensive loss is comprised of net loss and other changes in equity that are excluded from net loss. The Company includes unrealized holding gains and losses on available-for-sale securities in accumulated other comprehensive loss on its balance sheets and statements of changes in redeemable preferred stock and stockholders’ equity (deficit).

Stock-based compensation

The Company has four stock-based employee compensation plans, described more fully in Note 9 — Stockholders’ Equity (Deficit). Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under the prospective method of adoption selected by the Company under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS No. 148), the recognition provisions have been applied to all employee awards granted, modified, or settled after January 1, 2003. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No.  123(R), “Share-Based Payment” (Statement 123(R)), using the modified-prospective-transition method. See Note 9 — Stockholders’ Equity (Deficit) for discussion of impact of adoption of Statement 123(R). The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees.

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

IOMAI CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Prior to the Company’s initial public offering, our board of directors determined fair value of our common stock for options to acquire shares of our common stock. Our board of directors made contemporaneous determinations of fair value and did not employ a third party valuation firm to determine fair value. In the absence of a public trading market prior to the Company’s initial public offering, and as a clinical-stage company with no significant revenues, the Company believes that it was appropriate to consider a range of factors to determine the fair value market value of the common stock at each option grant date. These factors included: (1) the achievement of clinical and operational milestones by the Company, (2) the status of strategic relationships with collaborators, (3) the significant risks associated with the Company’s early stage of development of a new technology, (4) capital market conditions for life science companies, particularly similarly situated privately-held, early-stage life science companies, (5) the Company’s available cash, financial condition and results of operations, (6) the most recent sales of the Company’s preferred stock and (7) the preferential rights of the outstanding preferred stock. In connection with the preparation of the financial statements for the Company’s initial public offering, the Company reassessed its estimate of the fair value for financial reporting purposes of its common stock following its stock option grants in March 2004. This valuation was done retrospectively by management, a related party, and the Company did not obtain contemporaneous valuations from an independent valuation specialist. Based on this reassessment, the Company determined that there were five periods between March 2004 and October 2005 in which the Company’s reassessment of the fair value of its common stock ranged from $2.75 to $9.00 per share during the period options were granted.

Basic and diluted net loss attributable to common stockholders per share of common stock

Basic net loss attributable to common stockholders per share of common stock excludes dilution for potential common stock issuances and is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares outstanding for the period. Diluted net loss attributable to common stockholders per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Mandatory redeemable convertible preferred stock, stock options and warrants were not considered in the computation of diluted net loss attributable to common stockholders per share for the years ended December 31, 2006, 2005 and 2004 as their effect is antidilutive.

Reverse stock split

All share and per share amounts have been retroactively adjusted to give effect to a 1-for-13 reverse stock split effective on December 2, 2005.

IOMAI CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	MARKETABLE SECURITIES

Following is a summary of the available-for-sale marketable securities at December 31, 2006 and 2005 (in thousands):

	December 31, 2006
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

Available for Sale
U.S. Treasury and agency obligations	$1,489	$—	$—	$1,489
Accrued interest	—	—	—	—

Total — Marketable securities	$1,489	$—	$—	$1,489

Restricted Marketable Securities
U.S. Treasury and agency obligations	$265	$—	$—	$265
Accrued interest	3	—	—	3

Total — Restricted marketable securities	$268	$—	$—	$268

December 31, 2005
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

Available for Sale
U.S. Treasury and agency obligations	$—	$—	$—	$—
Accrued interest	—	—	—	—

Total — Marketable securities	$—	$—	$—	$—

Restricted Marketable Securities
U.S. Treasury and agency obligations	$590	$—	$—	$590
Accrued interest	—	—	—	—

Total — Restricted marketable securities	$590	$—	$—	$590

The contractual maturities of the Company’s marketable securities and restricted marketable securities were less than one year at December 31, 2006 and 2005. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

The Company’s gross proceeds from maturities of its marketable securities for the years ended December 31, 2006, 2005 and 2004 were $16,500,000 $22,150,000 and $32,450,000, respectively. For these periods, the Company did not realize any gains or losses related to its marketable securities.

IOMAI CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005

Furniture and equipment	$1,465	$769
Lab equipment	4,225	3,327
Leasehold improvements	6,051	5,297
Construction-in-progress	1,377	208

Subtotal	13,117	9,602
Accumulated depreciation	(6,381)	(5,137)

Property and equipment, net	$6,736	$4,465

Depreciation and amortization expense on property, plant and equipment totaled approximately $1.3 million, $2.7 million, and $1.6 million for the years ended December 31, 2006, 2005 and 2004 respectively. For the years ended December 31, 2006, 2005 and 2004, the Company capitalized interest expense of approximately $65,000, $26,000 and $175,000, respectively.

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005

Salary and employee benefits	$1,282	$775
Clinical trial obligations	561	395
Other	510	441

	$2,353	$1,611

6.	LONG-TERM DEBT

Notes payable

In September 2003, the Company entered into a loan arrangement with an equipment leasing company to finance up to $5 million for the build-out of the Company’s facility to accommodate (1) a GMP pilot plant for biological and patch manufacturing to support clinical trials and to advance patch formulation and development, and (2) laboratories to support patch formulation and development, as well as small-scale biological research. Under the terms of the loan, the Company was permitted to draw down up to $5 million through September 2005. In May 2006, the Company negotiated an extension of this facility to finance up to $2 million of additional capital expenditures. The extension is subject to a covenant that any additional drawdowns maintain a specific collateral mix.

In connection with the original loan agreement, the Company entered into a master security agreement under which the Company pledged to the equipment leasing company as collateral (i) a security interest in existing equipment then having a net book value of approximately $416,000, (ii) a security interest in all laboratory/scientific and related manufacturing equipment, together with furniture and computer hardware, financed under the facility, and (iii) marketable securities with a face value of $600,000, which was reduced to a face value of $265,000 during the second quarter of 2006. As of December 31, 2006 and 2005, the Company had aggregate drawdowns of $6,843,672 and $4,843,672, respectively, under the loan agreement. The lender has the right to accelerate

IOMAI CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

repayment of the indebtedness upon a default, including if the lender determines in good faith that there has been a material adverse change in the Company’s business plan which would materially impair the ability of the Company to perform its obligations or of the lender to enforce the indebtedness or realize upon the collateral.

The components of notes payable are as follows (in thousands):

	December 31,
	2006	2005

Promissory Note dated September 26, 2003; 8.93%, maturing March 26, 2007	$114	$547
Promissory Note dated September 26, 2003; 9.03%, maturing September 26, 2007	16	35
Promissory Note dated December 30, 2003; 9.24%, maturing June 30, 2007	162	465
Promissory Note dated February 26, 2004; 9.03%, maturing February 26, 2008	70	124
Promissory Note dated April 30, 2004; 9.48%, maturing April 30, 2008	127	213
Promissory Note dated June 30, 2004; 10.06%, maturing December 30, 2007	33	63
Promissory Note dated June 30, 2004; 10.03%, maturing June 30, 2008	327	520
Promissory Note dated September 30, 2004; 9.58%, maturing March 30, 2008	11	20
Promissory Note dated September 30, 2004; 9.40%, maturing September 30, 2008	90	135
Promissory Note dated November 30, 2004; 9.72%, maturing November 30, 2008	129	188
Promissory Note dated March 30, 2005; 10.46%, maturing March 30, 2009	43	59
Promissory Note dated March 30, 2005; 10.70%, maturing September 30, 2008	14	20
Promissory Note dated July 27, 2005; 10.32%, maturing July 27, 2009	131	173
Promissory Note dated July 27, 2005; 10.66%, maturing January 27, 2009	15	21
Promissory Note dated September 30, 2005; 10.31%, maturing September 30, 2009	114	147
Promissory Note dated May 31, 2006; 11,38%, maturing May 31, 2010	381	—
Promissory Note dated May 31, 2006; 11.73%, maturing November 30, 2009	220	—
Promissory Note dated August 28, 2006; 11.27%, maturing August 28, 2010	525	—
Promissory Note dated August 28, 2006, 11.65%, maturing February 28, 2010	79	—
Promissory Note dated December 20, 2006; 10.96%, maturing December 20, 2010	492	—
Promissory Note dated December 20, 2006, 11.35%, maturing June 1, 2010	142	—

Total notes payable	3,235	2,730
Less current portion of notes payable	(1,369)	(1,333)

Long-term portion of notes payable	$1,866	$1,397

IOMAI CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company has long-term obligations to a related party (see Note 7 — Related Party Transactions). Related-party notes payable consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Total related-party notes payable, with interest rates ranging from 14.0% to 10.5%, maturing May 31, 2013(1)	1,523	1,494
Less current portion of related-party notes payable	(176)	(229)

Long-term portion of related-party notes payable	$1,347	$1,264

(1)	On October 26, 2005, the Company amended its lease agreement to, among things, extend the maturity of the related-party notes payable from May 2009 until May 2013. In connection with this lease amendment, the then-remaining balance owed to the landlord as of May 31, 2006 under the related-party notes payable, which totaled $1,342,719, is being amortized over the seven-year period until May 2013 at a revised rate of 10.5%. See Note 7 — Related Party Transactions.

As of December 31, 2006, scheduled principal repayments on notes payable are as follows (in thousands):

		Notes Payable from
	Notes Payable	Related Party(1)	Total

Year ending:
2007	$1,369	$176	$1,545
2008	896	195	1,091
2009	628	216	844
2010	342	240	582
2011 and thereafter	—	696	696

	$3,235	$1,523	$4,758

(1)	On October 26, 2005, the Company amended its lease agreement to, among things, extend the maturity of the related-party notes payable from May 2009 until May 2013. In connection with this lease amendment, the then-remaining balance owed to the landlord as of May 31, 2006 under the related-party notes payable, which totaled $1,342,719, is being amortized over the seven-year period until May 2013 at a revised rate of 10.5%. See Note 7 — Related Party Transactions

7.	RELATED PARTY TRANSACTIONS

The landlord for the Company’s laboratory and office facilities participated in the Series C financing in 2002 and, therefore, is a related party. Accordingly, the landlord’s financing of the Company’s leasehold improvements has been recorded on the balance sheets as notes payable to related party.

When the Company entered into its original laboratory and office facilities lease agreement with the landlord in 2001, the Company also entered into a participation agreement with the landlord. The agreement provided the landlord with the right to purchase any capital stock of Iomai or any options, warrants, or other securities convertible into Iomai capital stock in the Company’s next two rounds of equity financing that raise gross proceeds of at least $1.0 million (subject to certain limitations). The Series C Preferred Stock financing constituted the first of these two rounds. In the Series C financing, the landlord purchased 565,483 shares of Series Preferred Stock for $250,000 in the aggregate (see Note 8 — Redeemable Preferred Stock). In connection with the Company’s initial public offering in February 2006 (see Note 9 — Stockholders’ Equity (Deficit)), the landlord agreed to terminate this participation agreement and its shares of Series C Preferred Stock were automatically converted into 43,498 shares of Common Stock (see Note 8 — Redeemable Preferred Stock).

IOMAI CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In October 2005, the Company amended its lease to extend its term by seven years from June 2006 to May 2013. In connection with the lease extension, the Company renegotiated with the landlord the terms of the financing for the build-out of its pilot plant and agreed to lease approximately 8,000 square feet of additional space in the same building. Effective as of June 1, 2006, the then-remaining balance owed to the landlord under all of its existing debt financing, which totaled $1,342,719, is being amortized over the seven-year extension period at a rate of 10.5%. This change will result in a monthly payment of approximately $22,639 through May 2013, as opposed to the prior monthly payment of approximately $44,689, which was being amortized through May 2009. In addition, the Company now has the right to prepay this debt obligation at any time upon four months’ written notice to the landlord.

As part of the amended lease, the landlord provided the Company with tenant improvement allowances totaling approximately $134,000 for the existing space and approximately $120,000 for the expansion space. As of December 31, 2006, the Company had utilized all of these allowances. Both tenant improvement allowances are classified as other current assets in the accompanying balance sheets. The landlord also provided us with up to $280,000 of additional financing to apply toward alterations to the expansion space on the same terms and conditions as the existing landlord financing (that is, amortized from date of draw down through May 2013 at a rate of 10.5%). The Company drew down the full $280,000 in additional financing during the first half of 2006.

In July 2006, the Company amended its lease again to provide that, among other things, (a) the Company will lease an additional 6,117 square feet in the facility and (b) directly lease from the landlord an additional 5,572 square feet, currently subleased by the Company, after February 28, 2007. Under the amendment, the monthly rent for the new premises began on August 1, 2006 (although rent was abated through December 31, 2006), while the monthly rent for the formerly subleased space will begin upon the expiration or earlier termination of the sublease.

The Company amended its lease in January 2007 to lease the remaining space available in the building. See Note 14 — Subsequent Events.

8.	REDEEMABLE PREFERRED STOCK

Series C convertible redeemable preferred stock

In December 2002, the Company issued 122,935,926 shares of Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock) for $0.4421 per share for net proceeds of $52,093,856, which includes $60,000 of Series C Preferred Stock issued to an investor for professional fees. In 2003, the Company issued an additional 4,750,056 shares of Series C Preferred Stock at $0.4421 per share for gross proceeds of $2,100,000. In June 2004, the Company issued an additional 1,904,052 shares of Series C Preferred Stock at $0.4421 per share for gross proceeds of $841,781. All shares of Series C Preferred Stock were automatically converted by their terms into

IOMAI CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

9,968,443 shares of Common Stock upon closing of the Company’s initial public offering in February 2006 (see Note 9 — Stockholders’ Equity (Deficit)).

Prior to the Company’s initial public offering, the Series C Preferred Stock bore a cumulative annual dividend at a rate of $0.0354 per share, and had a liquidation preference equal to the greater of (i) $0.4421 per share increased by an annual implicit growth factor of 20% compounded annually, subject to certain adjustments, plus any declared or accrued and unpaid dividends, and (ii) the amount per share that would have been payable had each such share of Series C Preferred Stock been converted into common stock immediately prior to a liquidation, dissolution, winding up, sale or merger. As of December 31, 2006 and 2005, the aggregate per share liquidation preference of the outstanding shares of Series C Preferred Stock was $0 and 0.8783, respectively, which includes accrued and unpaid dividends of $0 and $13,940,759, respectively.

Series C preferred stock warrants

In connection with the Series C Preferred Stock financing, the Company issued to its placement agent warrants to purchase 250,000 shares of Series C Preferred Stock at an exercise price of $0.4421 per share. The fair value of the warrants of $60,000 was recorded as a reduction to the Series C preferred stock. The fair value was estimated using the Black-Scholes option-pricing model assuming a risk-free interest rate of 2.79%, dividend yield of 0%, volatility of 60.0%, and expected term of approximately five years. The Company accreted $1,000 and $12,000 of the Series C warrants to the Series C Preferred Stock in 2006 and 2005, respectively. The conversion rate is one-thirteenth (1/13) of one share of common stock for each share of Series C Preferred Stock, which is adjustable for certain dilutive events, as defined. With completion of the Company’s initial public offering in February 2006, the warrant holder can now purchase up to 19,231 shares of Common Stock at an exercise price of $5.7473 per share.

9.	STOCKHOLDERS’ EQUITY (DEFICIT)

Series B convertible preferred stock

In connection with the closing of the Series C Preferred Stock financing, the Company issued 14,734,578 shares of Series B Convertible Preferred Stock (Series B Preferred Stock) to a subsidiary of Elan Corporation plc (Elan) as part of the unwinding of a pre-existing joint venture. On January 5, 2006, Elan sold all of the 14,734,578 shares of our Series B Preferred Stock held by it to certain of the holders of Series C Preferred Stock pursuant to a contractual right of first refusal. All Series B Preferred Stock were automatically converted into 1,133,424 shares of common stock upon closing of the Company’s initial public offering in February 2006.

Prior to the Company’s initial public offering, the Series B Preferred Stock bore a cumulative annual dividend at a rate of $0.0354 per share, and a liquidation preference equal to the greater of (i) $0.4421 per share, subject to certain adjustments, plus any declared or accrued and unpaid dividends, and (ii) the amount per share that would have been payable had each such share of Series B Preferred Stock been converted into common stock immediately prior to a liquidation, dissolution, winding up, sale or merger. As of December 31, 2006 and 2005, the aggregate per share liquidation preference of the outstanding shares of Series B Preferred Stock was $0 and $0.4421, respectively, plus accrued and unpaid dividends of $0 and $1,603,397, respectively.

Initial Public Offering

On February 6, 2006, the Company closed its initial public offering by selling 5,000,000 shares of its common stock at a public offering price of $7.00 per share. Net proceeds, before expenses, were $32.8 million. The Company’s total expenses for the initial public offering, including legal, accounting and printing fees, were $1.9 million, so total net proceeds, after expenses, were $30.9 million.

Upon the closing of the Company’s initial public offering, a put option on 57,500 shares of common stock terminated in accordance with its terms without further financial obligation to the Company. In 2001, the Company

IOMAI CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Also in connection with the initial public offering, all of the Company’s preferred stock was automatically converted into shares of Common Stock as follows:

•	All shares of Series B Preferred Stock were automatically converted into 1,133,424 shares of common stock;

•	All shares of Series C Preferred Stock were automatically converted into 9,968,443 shares of common stock; and

•	A warrant issued to the Company’s placement agent in connection with the Series C Stock financing in December 2002 for 250,000 shares of Series C Preferred Stock was automatically converted into a warrant to purchase up to 19,231 shares of Common Stock at an exercise price of $5.7473 per share.

In connection with the financing of the build-out of the Company’s facility, the Company previously issued warrants to purchase up to 16,529 shares at an exercise price of $5.75 per share. Upon the initial public offering, the holder exercised these warrants in accordance with their terms in a cashless exercise for 2,865 shares of Common Stock.

Upon closing of our initial public offering, the Company amended and restated its certificate of incorporation to reduce (1) the number of shares of common stock authorized for issuance from 220,000,000 shares to 200,000,000 shares, and (2) the number of shares of preferred stock authorized for issuance from 166,700,000 shares to 25,000,000 shares.

Private Placement in Public Equity

In October 2006, the Company closed a private placement (Private Placement) with two existing stockholders, Essex Woodlands Health Ventures and New Enterprise Associates (NEA), pursuant to which the Company raised gross proceeds of approximately $10 million through the sale of 2,283,106 shares of the Company’s Common Stock. The price per share under the securities purchase agreement was $4.38. The Company incurred costs of $86,593 associated with the sale and registration of these shares as described below.

Pursuant to the securities purchase agreement dated October 23, 2006, the Company agreed to file a registration statement on Form S-1 with the SEC to register the resale of the shares. The registration statement was declared effective on December 8, 2006, and the Company has agreed to use commercially reasonable efforts to keep it effective until the fourth anniversary of such date, at the latest. If the registration statement ceases to be effective or useable for resales during this period, then the Company has agreed to pay each purchaser liquidated damages at a rate equal to 2.5% per month of the total purchase price of the shares purchased by such purchaser that are covered by the Registration Statement immediately prior to such lapse. Notwithstanding the foregoing provisions, in no event shall the Company be obligated to pay such liquidated damages (a) to more than one purchaser in respect of the same share for the same period of time or (b) for the first two (2) years following the closing date, in an annual aggregate amount that exceeds 18% of the purchase price paid by the purchasers for the shares or (c) after the first two (2) years following the closing date, in an aggregate amount that exceeds 18% of the purchase price paid by the purchasers for the shares. At this time, management does not believe that the payment of liquidated damages is probable.

IOMAI CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock Options

Since 2003, the Company expensed options in accordance with the fair value recognition provisions of SFAS No. 123, whereby the Company recognized stock-based compensation based on the fair value of the options at the date of grant using the Black-Scholes model.

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

Also, with the adoption of Statement 123(R), the Company recognized in the first quarter of 2006 a one-time charge recorded as the cumulative effect of a change in accounting principle, which reflects an estimate of forfeitures for unvested awards outstanding upon the adoption of Statement 123(R). This amount represents a reduction in the compensation cost for prior periods for any unvested options remaining that would not have been recognized in those prior periods had forfeitures for such unvested options been estimated during those prior periods. The cumulative effect for this change in accounting principle totaled $16,726 and is recorded on the statement of operations for the year ended December 31, 2006.

The adoption of Statement 123(R) on January 1, 2006 did not have a material impact on the Company’s net loss and net loss per share for the year ended December 31, 2006.

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

Since the Company had a net operating loss carryforward as of December 31, 2006, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the twelve months ended December 31, 2006 which would have resulted in a reclassification to reduce net cash used in operating activities with an offsetting increase in net cash provided by financing activities.

IOMAI CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

A summary of all stock option plan activity during the year ended December 31, 2006 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value(1)
	Shares	Exercise Price	Term	($000’s)

Outstanding at December 31, 2005	1,893,264	1.64

Exercisable at December 31, 2005	784,748	2.38

Granted	1,075,761	5.18
Exercised	(14,030)	0.91
Forfeited	(36,190)	3.16

Outstanding at December 31, 2006	2,918,805	2.93	7.5	$5,991

Vested or expected to vest	2,654,673	2.87	7.4	$5,990

Exercisable at December 31, 2006	1,195,551	1.93	6.1	$3,641

(1)	Calculated using the per-share closing price of the Company’s common stock on December 29, 2006, which was $4.98.

The following table summarizes information about stock options outstanding under the Company’s option plans at December 31, 2006.

	Options Outstanding
		Weighted-Average		Options Exercisable
Range of	Number	Remaining Contractual	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Life—Years	Exercise Price	Exercisable	Exercise Price

$0.91	1,705,373	6.6	$0.91	1,115,427	$0.91
$2.86	104,258	8.7	2.86	22,936	2.86
$4.34-4.70	248,761	9.4	4.41	7,775	4.35
$5.04-5.85	811,769	9.3	5.42	769	5.85
$16.25-22.75	32,690	1.4	20.84	32,690	20.84
$28.99-34.19	15,954	2.9	32.15	15,954	32.15

	2,918,805			1,195,551

The total fair value of stock options which vested during the year ended December 31, 2006, less estimated forfeitures, was approximately $1,082,000. During the year ended December 31, 2006, participants exercised stock options totaling 14,030, and the total intrinsic value of stock options exercised during the year ended December 31, 2006 was approximately $74,000. Cash received from option exercise under all stock compensation plans was $12,767 for the year ended December 31, 2006.

As of December 31, 2006, there was approximately $3.5 million of total unrecognized compensation expense, less estimated forfeitures, related to unvested options under the Company’s stock compensation plans. The expenses are expected to be recognized over a weighted-average period of 2.1 years.

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

IOMAI CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2006, the Company issued 1,075,761 options, which vest in equal installments over a four-year period. The weighted-average fair value of options granted during the years ended December 31, 2006, 2005, and 2004 was $5.18, $4.62, and $0.77, respectively, applying the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

	December 31,
	2006	2005	2004

Expected dividend yield	0%	0%	0%
Expected volatility	77%	60%	56%
Risk-free interest rate	4.66%	3.89%	3.03%
Expected average life of options	5 years	5 years	5 years

Dividend Yield — The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company tracks the historical volatility of its own stock, but since the Company went public only in February 2006, the Company also uses an estimated volatility based on the volatility of a number of similarly situated biotechnology companies, along with other factors deemed relevant by management. In 2006, estimated volatility used to value options ranged between 70% and 113%.

Risk-Free Interest Rate — This is the U.S. Treasury rate for the week of each option grant during the quarter having a term that most closely resembles the expected life of the option.

Expected Life of the Option Term — This is the period of time that the options granted are expected to remain unexercised. Options granted during the year have a maximum term of ten years. The Company estimates the expected life of the option term to be five years; however, now that the Company is a public entity, management expects that over time, management will track estimates of the expected life of the option term so that its estimates will approximate actual past behavior for similar options.

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

The Company recognized the following stock option compensation expense for the years ended:

	December 31,
	2006	2005	2004

Employees and directors	$1,077,680	$508,575	$152,928
Non-employee consultants	(12,664)	29,569	777

	$1,065,016	$538,144	$153,705

Following is a summary of the Company’s stock plans:

1998 Stock Incentive Plan

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

IOMAI CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

1999 Stock Incentive Plan

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

2005 Stock Incentive Plan

Under the 2005 Incentive Plan (the 2005 Plan), a total of 1,040,000 shares of common stock has been reserved for issuance upon the exercise of awards granted under the 2005 Plan. The 2005 Plan provides for the grant of awards consisting of any or a combination of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock unit, performance and cash awards. The compensation committee may make grants to key employees of Iomai and its affiliates, board members, including outside directors, and members of an affiliate’s board of directors, and consultants, advisors or other independent contractors who perform services for us or any of our affiliates. The maximum number of shares of stock for which options and stock appreciation rights may be granted to any particular participant in a calendar year shall be, in each case, 780,000, and the maximum number of shares of stock subject to other awards that may be delivered to any particular participant in any calendar year shall be 140,000. These limits, and the total number of shares reserved under the 2005 Plan, are subject to adjustment in the case of stock dividends and other transactions affecting the common stock. Options granted under the 2005 Plan generally expire 10 years from the date of grant. In March 2007, the 2005 Plan was amended to increase the number of shares of Common Stock available for issuance under the 2005 Plan from 1,040,000 shares to 1,890,000 shares (see Note 14 — Subsequent Events).

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

The ESPP did not go into effect until completion of the Company’s initial public offering in February 2006. As of December 31, 2006, no shares of Common Stock were issued under the ESPP. The plan is expected to become operational in 2007 and, consequently, is expected to have an impact on future periods. The compensation committee, or a duly appointed administrator, will determine the frequency and duration of individual offerings under the ESPP and the dates when employees may purchase stock.

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

IOMAI CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	COMMITMENTS AND CONTINGENCIES

The Company leases laboratory and office facilities and scientific equipment under operating lease agreements. For the years ended December 31, 2006, 2005, and 2004, rent expense was $915,719, $624,310 and $601,391, and, respectively. All base rents will be subject to minimum rent escalation of 3.5%.

Future minimum payments under noncancelable operating lease obligations at December 31, 2006 are as follows (in thousands):

Operating(1)

2007	$1,074
2008	1,196
2009	1,236
2010	1,253
2011	1,279
Thereafter	1,883

Total minimum lease payments	$7,921

(1)	These amounts include payments for additional facility space leased under a lease amendment signed in January 2007 (see Note 14 — Subsequent Events).

At December 31, 2006, and 2005, the Company had commitments for capital expenditures relating primarily to the expansion of the Company’s facilities of approximately $15,767 and $341,000, respectively.

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

The Company may terminate the WRAIR Agreement at any time after 60 days’ notice to WRAIR without WRAIR’s consent. The Company did not expense any milestone payments to WRAIR in 2006, 2005, or 2004. No royalty payments have been made to WRAIR under the license.

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

In addition, the Company issued a put option (Put Option) to WRAIR related to the 57,500 shares of common stock. The put price will be the greater of $34.19 per share (or $1,958,450, in the aggregate) or the then fair market value at the date of exercise (Put Price). Prior to the Company’s initial public offering, the Put Option could have been exercised immediately had the Company fail to pay any amounts under the WRAIR Agreement or at any time after April 6, 2005. Upon the closing of the Company’s initial public offering in February 2006, the Put Option terminated in accordance with its terms without further financial obligation to the Company.

11.	INCOME TAXES

For the years ending December 31, 2006, 2005, and 2004, there is no current provision for federal or state income taxes. The deferred tax benefit has been entirely offset by valuation allowances.

IOMAI CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company’s net deferred tax asset consists of the following (in thousands):

	December 31,
	2006	2005

NOL carryforward	$32,323	$21,239
Research and development credit carryforward	2,678	1,648
Deferred temporary differences	2,051	1,198
Valuation allowance	(37,052)	(24,085)

Net deferred tax asset	$—	$—

The net operating loss carryforwards of approximately $83.7 million will begin to expire in the year 2017 if unused. The use of the Company’s net operating loss carryforwards may be restricted due to changes in Company ownership. The Company paid no income taxes in 2004, 2005, and 2006.

The provision for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory rate to loss before provision for income taxes as a result of the following:

	Year Ended December 31,
	2006	2005	2004

Federal tax at statutory rates	34.0%	34.0%	34.0%
State taxes, net of federal benefit	4.6	4.6	4.6
Research and development credit	3.2	2.8	2.5
Permanent difference	(1.0)	(1.2)	(0.1)
Change in valuation allowance	(40.8)	(40.2)	(41.0)

Provision for income taxes	0.0%	0.0%	0.0%

12.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan (the 401(k) Plan) qualified under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees. Under the 401(k) Plan, employees may make elective salary deferrals and the Company provides for a 50% matching of qualified deferrals, up to a maximum of 6%. During the years ended December 31, 2006, 2005, and 2004, the Company made matching contributions of approximately $164,015, $132,999 and $122,883, respectively.

IOMAI CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

13.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 2005 and 2006 is presented in the following tables (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year ended December 31, 2005
Revenue	$971	$856	$504	$41
Income (loss) from operations	(3,649)	(3,681)	(4,343)	(6,266)
Net income (loss)	(3,669)	(3,695)	(4,365)	(6,301)
Net income (loss) per share, basic and diluted	$(4.75)	$(4.78)	$(5.52)	$(7.94)
Year ended December 31, 2006
Revenue	$997	$408	$30	$40
Income (loss) from operations	(5,151)	(7,763)	(9,474)	(10,035)
Net income (loss)	(5,020)	(7,544)	(9,326)	(9,895)
Net income (loss) per share, basic and diluted	$(0.45)	$(0.45)	$(0.55)	$(0.53)

14.	SUBSEQUENT EVENTS

Award of Government Contract

On January 17, 2007, the Company was awarded a five-year, cost-plus reimbursement contract by the U.S. Department of Health and Human Services (DHHS) to fund the development of a dose-sparing patch for use with a pandemic flu vaccine. The immunostimulant (IS) patch is intended to stimulate an immune response to influenza when used in conjunction with small doses of influenza vaccine. If the product is developed through licensure, the total cost reimbursed by DHHS, plus a fixed fee, is estimated to be $128 million. During the first 15 months of the contract, DHHS has allotted approximately $14.5 million for the Company to assess the safety and immunogenicity of the patch in two clinical trials and to develop plans on how the Company would produce 150 million IS patches in a six-month period, as required under the contract.

Amendment to Facility Lease

On January 26, 2007, the Company amended its lease to lease an additional 7,015 square feet in the facility, comprised of (a) 1,365 square feet currently under lease by a third party until July 1, 2007 (“Expansion Space A”), and (b) 5,650 square feet currently under lease to another third party until September 1, 2007 (“Expansion Space B”). Upon leasing this additional space, the Company will be leasing the entire facility.

Under the amendment, the Company is expected to begin leasing and paying a monthly rent of $3,242 for Expansion Space A beginning on July 1, 2007, and to begin leasing and paying a monthly rate of $13,419 for Expansion Space B beginning on September 1, 2007. The amendment does not change the May 2013 expiration date of the lease. The Company will continue to pay its proportionate share of the operating expenses of the facility.

Private Placement

On March 2, 2007, the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company agreed to sell, in a private placement, an aggregate of 6,291,828 units, each unit consisting of one share of common stock, and two warrants to purchase, in total, 0.7 additional shares of common stock, at a purchase price of $5.0675 per unit. The Company expects to receive approximately $30.3 million in net proceeds, after expenses. The purchase price for the share component of each unit is $4.98 per share, the closing bid

IOMAI CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

price for the common stock on March 1, 2007. Each warrant provides the right to acquire 0.35 shares of common stock at an exercise price of $5.25 per full share. One warrant is exercisable at any time until March 2, 2012, and the other warrant is exercisable at any time until the date four months after a resale registration statement is declared effective by the SEC.

Amendment of 2005 Stock Incentive Plan

On March 6, 2007, the Company’s stockholders approved an amendment to the 2005 Plan to increase the number of shares of common stock available for issuance under the plan by 850,000 shares, making a total of 1,890,000 shares of common stock reserved and available for issuance.