Form 10-Q
period 2007-03-31
IOMAI CORP
filed 2007-05-14
CIK 1125001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 25,510,610 shares of the registrant’s Common Stock outstanding as of May 4, 2007.

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

PART I — FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements
IOMAI CORPORATION
BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,587	$13,847
Marketable securities	—	1,489
Accounts receivable	1,650	62
Prepaid expenses and other current assets	1,151	500

Total current assets	37,388	15,898
Property and equipment, net	6,988	6,736
Restricted marketable securities	261	268
Other noncurrent assets	288	183

Total assets	$44,925	$23,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,095	1,598
Accrued expenses	2,565	2,353
Notes payable, current portion	1,195	1,369
Notes payable to related party, current portion	180	176
Capital lease obligation, current portion	—	1

Total current liabilities	6,035	5,497

Notes payable, long-term portion	1,590	1,866
Notes payable to related party, long-term portion	1,300	1,347
Deferred rent	351	340

Total liabilities	9,276	9,050

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized and 25,509,399 shares issued and outstanding as of March 31, 2007; 200,000,000 shares authorized; and 19,197,387 shares issued and outstanding as of December 31, 2006	255	192
Additional paid-in capital	145,404	114,631
Accumulated deficit	(110,010)	(100,788)

Total stockholders’ equity	35,649	14,035

Total liabilities and stockholders’ equity	44,925	23,085

See accompanying notes.

IOMAI CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Revenues	$1,588	$997

Cost and expenses:
Research and development	8,860	4,929
General and administrative	2,122	1,219

Total costs and expenses	10,982	6,148

Loss from operations	(9,394)	(5,151)

Other income (expense)
Interest income	263	139
Interest expense	(86)	(97)
Other (expense) income, net	(5)	72

Total other income, net	172	114

Net loss before cumulative effect of a change in accounting principle	(9,222)	(5,037)
Cumulative effect of change in accounting principle	—	17

Net loss	(9,222)	(5,020)

Dividends on and accretion of convertible redeemable preferred stock	—	(434)

Net loss available to common stockholders	$(9,222)	$(5,454)

Net loss available to common stockholders per share of common stock—basic and diluted	$(0.44)	$(0.49)

Weighted-average number of shares of common stock—basic and diluted	20,958,806	11,179,355

See accompanying notes.

IOMAI CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities
Net loss	$(9,222)	$(5,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	382	270
Stock-based compensation expense	540	170
Non-cash interest expense and amortization of discount of marketable securities	(13)	(16)
Deferred rent	11	110
Loss on disposal of property and equipment	3	5
Changes in operating assets and liabilities:
Accounts receivable	(1,589)	(996)
Prepaid expenses and other current assets	(651)	(739)
Other noncurrent assets	(105)	(29)
Accounts payable	381	(158)
Accrued expenses	137	(418)

Net cash used in operating activities	(10,126)	(6,821)

Cash flows from investing activities
Purchases of property and equipment	(555)	(619)
Sales of property and equipment	—	3
Restricted cash and marketable securities	9	—
Sales/maturities of marketable securities	1,500	—
Purchases of marketable securities	—	(6,906)

Net cash provided by (used in) investing activities	954	(7,522)

Cash flows from financing activities
Proceeds from the exercise of stock options	18	7
Proceeds from initial public offering, net of underwriting commissions	—	32,854
Proceeds from private placement of stock and warrants	31,884	—
Stock issuance costs	(1,497)	(1,020)
Principal payments on notes payable	(450)	(322)
Proceeds from notes payable to related party	—	279
Principal payments on notes payable to related party	(42)	(90)
Payments under capital lease obligations	(1)	(1)

Net cash provided by financing activities	29,912	31,707

Net increase in cash and cash equivalents	20,740	17,364
Cash and cash equivalents at beginning of period	13,847	5,190

Cash and cash equivalents at end of period	$34,587	$22,554

Supplemental schedule of noncash investing and financing activities
Cash paid for interest	$119	$107

See accompanying notes.

IOMAI CORPORATION
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
The financial statements of Iomai Corporation (the “Company” or “Iomai”) for the three-month periods ended March 31, 2007 and 2006 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.
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
Restricted marketable securities
Restricted marketable securities at March 31, 2007 and December 31, 2006 include marketable securities with a face value of $265,000, pledged as collateral to secure payment of notes payable issued to finance, in part, the build-out of the Company’s facilities.
Accounts receivable
Accounts receivable that management has the intent and ability to hold until payment are reported in the balance sheets at outstanding amounts, less the allowance for doubtful accounts. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company maintains an allowance for doubtful accounts, which is determined based on historical experience and management’s expectations of future losses. There was no allowance for doubtful accounts for the three months ended March 31, 2007 or 2006. Unbilled accounts receivable at March 31, 2007 and December 31, 2006 are approximately $1.2 million and $25,000, respectively.
Unbilled accounts receivable consist principally of expenses incurred on reimbursable research grants and contracts prior to the end of the period that have not yet been billed to the contracting agent.
Revenue recognition
The Company recognizes revenue when all terms and conditions of the agreements have been met, including persuasive evidence of an arrangement, services have been rendered, price is fixed or determinable, and collectability is reasonably assured. For reimbursable cost research grants and contracts, the Company recognizes revenue as costs are incurred. Funding of government grants and contracts beyond the U.S. government’s current fiscal year is subject to annual congressional appropriations, and the Company cannot recognize revenue for subsequent years until the period in which such funding is duly authorized. Provisions for estimated losses on research grant projects and any other contracts are made in the period such losses are determined.
Research and development costs
The Company expenses its research and development costs as incurred; however, equipment and facilities that are acquired or constructed for research and development activities that have alternative future uses (in research and development projects or otherwise) are capitalized and depreciated as tangible assets.

Stock-based compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)), using the modified-prospective-transition method. The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees.
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
Recent Accounting Pronouncements: Uncertain Tax Positions
In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have an impact on the Company’s financial condition, results of operations or cash flows.
3. Government Contract for Pandemic Flu
On January 17, 2007, the Company was awarded a five-year, cost-plus reimbursement contract by the U.S. Department of Health and Human Services (DHHS) to fund the development of a dose-sparing patch for use with a pandemic flu vaccine. The immunostimulant (IS) patch is intended to stimulate an immune response to influenza when used in conjunction with small doses of influenza vaccine. If the product is developed through licensure, the total cost reimbursed by DHHS, plus a fixed fee, is estimated to be $128 million. During the first 15 months of the contract, DHHS has allotted approximately $14.5 million for the Company to assess the safety and immunogenicity of the patch in initial clinical trials, and to develop plans on how the Company would produce 150 million IS patches in a six-month period, as required under the contract.
4. Lease Amendment
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
5. Private Placement
On March 2, 2007, the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company agreed to sell, in a private placement, an aggregate of 6,291,828 units, each unit consisting of one share of common stock, and two warrants to purchase, in total, 0.7 additional shares of common stock, at a purchase price of $5.0675 per unit. The Company received approximately $30.3 million in net proceeds, after expenses. The purchase price for the share component of each unit is $4.98 per share, the closing bid price for the common stock on March 1, 2007. Each warrant provides the right to acquire 0.35 shares of common stock at an exercise price of $5.25 per full share. One warrant type is exercisable at any time until March 2, 2012, and the other type of warrant is exercisable at any time until September 1, 2007.
6. Stockholders’ Equity
Stock-Based Compensation
A summary of all stock option plan activity during the three months ended March 31, 2007 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value (1)
	Shares	Exercise Price	Term	($000s)

Outstanding at December 31, 2006	2,918,805	$2.93
Granted	809,000	$4.96
Exercised	(20,184)	$0.91
Forfeited or expired	1,230	$2.43

Outstanding at March 31, 2007	3,706,391	$3.38	7.9	$5,514

Exercisable at March 31, 2007	1,685,990	$2.11	6.3	$4,648

(1)	Calculated using the per-share closing price of the Company’s common stock on March 30, 2007, which was $4.87.
The total fair value of stock options which vested during the three-month period ended March 31, 2007, less estimated forfeitures, was approximately $540,000. The total intrinsic value of stock options exercised during the three-month period ended March 31, 2007 was approximately $80,000. Cash received from option exercises under all stock compensation plans was $18,367 for the first quarter of 2007.
As of March 31, 2007, there was approximately $6.4 million of total unrecognized compensation expense, less estimated forfeitures, related to unvested options under the Company’s stock compensation plans. The expenses are expected to be recognized over a weighted-average period of 3.2 years.
During the first quarter of 2007, the Company issued 809,000 options, which vest in equal installments over a four-year period. The weighted-average fair value of the options granted during the three-months ended March 31, 2007 was $4.39 per share applying the Black-Scholes option-pricing model utilizing the following weighted-average assumptions used in the valuation model follows:

Three months ended
March 31, 2007

Expected dividend yield	0%
Expected volatility	136.2%
Risk-free interest rate	4.49%
Expected average life of options	5 years
Expected forfeiture rate	3.0% – 7.0%

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
     As of March 31, 2007, we had an accumulated deficit of $110.0 million. We expect to incur substantial expenses over the next several years as we continue the clinical development of our IS patch to extend the supply of pandemic flu vaccines, our needle-free flu vaccine patch, and our IS patch for elderly receiving flu vaccines; expand the clinical trial program for our needle-free travelers’ diarrhea vaccine patch; continue our existing preclinical development programs, including our needle-free pandemic flu vaccine program, and commence new programs; increase our manufacturing capabilities for product candidates; and expand our research and development activities.
     We anticipate that a substantial portion of our efforts throughout 2007 will be focused on conducting additional development for our product candidates in clinical development, as well as continue to build up our infrastructure to support our operations as a public company.
Management Review of First Quarter of 2007
     The following is a summary of key events that occurred during the first quarter of 2007:
•	In mid-January 2007, the Department of Health and Human Services, or DHHS, awarded us a five-year, cost-plus reimbursement contract to fund our development of a dose-sparing patch for use with a pandemic flu vaccine. If the product is developed through licensure, the total cost reimbursed by DHHS, plus a fixed fee, is estimated to be $128 million. During the first 15 months of the contract, DHHS has allotted approximately $14.5 million for us to assess the safety and immunogenicity of the patch in initial clinical trials and to develop plans on how we would produce 150 million IS patches in a six-month period, as required under the contract. Once we demonstrate the safety and dose-sparing capability of our IS patch, we hope to sell up to 150 million IS patches to the United States government for its stockpile of pandemic flu products. In April 2007, we timely submitted our first milestone under this contract in the form of a product development plan.

•	We completed vaccinations for both a Phase 2 dose-ranging study for our travelers’ diarrhea vaccine patch, and a Phase 2 field study designed to evaluate the logistics around how to best conduct a larger pivotal field study for our travelers’ diarrhea program. In the dose-ranging trials, four different doses, as well as a placebo patch, were tested, and antibody levels were checked at 21 and 42 days. The interim results from that trial showed that nearly all subjects in the four different dosing groups responded to the vaccine, with even the lowest dose of the vaccine patch applied to the arm evoking a response in more than 95% of subjects. We expect data from the logistics trial to be available during the third quarter of 2007.

•	We also completed vaccinations in a large, multi-center Phase 1 trial for our needle-free flu vaccine patch. This study is designed to test the safety and immunogenicity of our needle-free flu vaccine in comparison with the traditional injected vaccine. We expect interim data from this trial to be available before the end of the second quarter of 2007. We will use the data from this trial to guide our discussions with partners who are producers of flu antigens.

•	In January 2007, we amended our lease to acquire access to approximately 7,000 additional square feet in our building during the third quarter of 2007. Upon leasing all of the additional space, we will occupy the entire building, which houses our principal laboratories, pilot manufacturing facility and corporate offices in approximately 53,500 square feet, through May 2013.

•	In early March 2007, we raised $30.3 million in net proceeds when we sold 6,291,828 units, each unit consisting of one share of our common stock and two warrants to purchase, in total, 0.7 additional shares of Common Stock, at a purchase price of $5.0675 per unit. The purchase price for the share component of each unit was $4.98 per share. Each warrant provides the right to acquire 0.35 shares of common stock at an exercise price of $5.25 per full share. One warrant is exercisable at any time until March 2, 2012, and the other warrant is exercisable at any time until September 1, 2007.
Historical Results of Operations / Liquidity & Capital Resources
Revenues
     Prior to 2007, our revenues generally have been limited to amounts we have received under U.S. federal grant programs, and we had only one small grant active during the first quarter of 2007. With the award of the DHHS contract in mid-January 2007, we expect our principal source of revenue to come from reimbursement of expenses incurred under that contract up to $14.5 million during the fifteen-month period following contract award. Accordingly, for the first quarter of 2007, we recognized government contract revenues of approximately $1.6 million under our DHHS contract. These amounts include reimbursement for our employees’ time and benefits and other expenses related to performance under the DHHS contract.
Research and development expenses
     Our research and development expenses consist primarily of:
•	salaries and related expenses for personnel;

•	fees paid to consultants and clinical research organizations in conjunction with their monitoring, acquiring and evaluating data in conjunction with our clinical trials;

•	consulting fees paid to third parties in connection with other aspects of our product development efforts;

•	fees paid to research organizations in conjunction with preclinical animal studies;

•	costs of materials used in research and development;

•	depreciation of facilities and equipment used to develop our product candidates; and

•	milestone payments, license fees, and royalty payments for technology licenses.

     We expense both internal and external research and development costs as incurred, other than those capital expenditures that have alternative future uses, such as the build-out of our pilot plant. Due to the risks inherent in the clinical trial process and the early stage of development of our product candidates, we do not currently track our internal research and development costs by program and cannot state precisely the costs incurred for each of our research and development programs. However, the following table shows, for the periods presented, our estimate of the total costs that have been incurred for our lead product candidates: from January 1, 2003 to March 31, 2007:

Product Candidate	Three months ended March 31,		Cumulative Since
(in thousands)	2007	2006	January 1, 2003
Needle-free flu vaccine patch	$1,874	$1,213	$14,968
IS patch for pandemic flu	1,599	556	6,604
IS patch for elderly receiving flu vaccines	568	156	16,385
Needle-free travelers’ diarrhea vaccine patch	4,148	2,626	31,075
Other programs	671	378	12,077

TOTAL	$8,860	$4,929	$81,109
     We expect our research and development costs will continue to be substantial and that they will increase as we advance our current portfolio of product candidates through clinical trials and move other product candidates into preclinical and clinical trials.
General and administrative expense
     General and administrative expense consists primarily of compensation for employees in executive and operational functions, including finance and accounting, business development, and corporate development. Other significant costs include facilities costs and professional fees for accounting and legal services. With the completion of our initial public offering in February 2006, our general and administrative expenses have increased due to increased costs for insurance, professional fees, public company reporting requirements, and investor relations costs associated with operating as a publicly-traded company. In addition, there will likely be further increases going forward related to the hiring of additional personnel.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2007 and 2006

	Three months ended March 31,
(in thousands, except percentages)	2007	2006	$ Change	% Change
Revenues	$1,588	$997	$591	59.3%
Costs & Expenses:
Research & development	8,860	4,929	3,931	79.8%
General & administrative	2,122	1,219	903	74.1%

Total costs & expenses	10,982	6,148	4,834	78.6%

Other income, net	172	114	58	50.9%
Cumulative effect of a change in accounting principle	—	17	(17)	—

Net loss	$(9,222)	$(5,020)	$(4,202)	83.7%
          Revenues. We recognized revenues of approximately $1.6 million under our DHHS contract for the three months ended March 31, 2007 and approximately $1.0 million under government grants for the three months ended March 31, 2006. Grant revenue in the first quarter of 2006 was principally from reimbursable expenses incurred under our two-year NIH grant awarded for further development of our IS patch technology for pandemic flu applications that was originally awarded in January 2005.

          Research and Development Expenses. The $3.9 million increase in research expenditures was driven by four major factors associated with supporting our clinical and product development programs: (1) increased clinical trial activity in the ETEC program, (2) higher payroll costs associated with a 46% increase in research and development headcount and expensing of stock options, (3) increased animal study costs associated with the DHHS contract, and (4) increased facility costs resulting from leases of additional space. These increased costs were partially offset by lower outside service costs associated with our skin prep system (SPS) development.
           General and Administrative Expenses The $903,000 increase in general and administrative expenses was principally due to higher payroll costs associated with a 60% increase in general and administrative headcount and expensing of stock options; and higher consulting costs associated with the DHHS contract and new financial system implementation.
          Interest Income (Expense) and Other — Net. The net interest and other income reflects the interest received on our cash and marketable securities, offset by interest expense on financing to purchase equipment and leasehold improvements. The $58,000 increase in net interest and other income was a result of increased cash and investment balances due to our receipt of the net proceeds from our private placement in March 2007 and higher interest rates.
          Net Loss. The increase in our net loss was principally a result of increased research and development expenses in the three months ended March 31, 2007.
Liquidity and capital resources
          We have incurred annual operating losses since inception, and, as of March 31, 2007, we had an accumulated deficit of $110.0 million. We expect to incur increasing and significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and expand our operations. Since our inception, we have financed our operations primarily through the sale of equity securities, interest income earned on cash, cash equivalents, and short-term investment balances, and debt. We have also generated funds from collaborative partners and research grants and contracts.
          As of March 31, 2007, we had approximately $34.6 million in unrestricted cash, cash equivalents, and marketable securities. We have used cash primarily to finance our research operations, including clinical trials. These costs will be offset by reimbursements from DHHS under our pandemic flu contract, which was awarded in January 2007. DHHS has allotted approximately $14.5 million in the first 15 months of that contract and we expect to be reimbursed for research, development and capital costs associated with the preclinical and clinical testing of the IS patch under the contract on a monthly basis. We invest in cash equivalents and US government and agency obligations. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our marketable securities are classified as available-for-sale. These securities are carried at fair value, plus any accrued interest.
          We expect that we will be able to fund our capital expenditures and growing operations with our current working capital and reimbursements under our DHHS contract through the second quarter of 2008. In order to fund our needs subsequently, we will need to raise additional money and may seek to do so by: (1) out-licensing technologies or product candidates to one or more corporate partners, (2) completing an outright sale of assets, (3) securing debt financing, and/or (4) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain, and, if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditure requirements, and the scale of our operations. We expect to attempt to raise additional funds in advance of depleting our existing cash balances; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term needs will require the successful commercialization of our product candidates and, at this time, we cannot reliably estimate if or when that will occur.
          Our future cash requirements include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs. We have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our potential payments to be $14.2 million over the term of currently ongoing studies. Through March 31,

2007, approximately $9.7 million of this amount has been expensed as research and development expenses and $8.5 million has been paid related to these clinical studies. The timing of our expense recognition and future payments related to these agreements are subject to the enrollment of patients and performance by the applicable institutions of certain services. The actual amounts we pay out will depend on a range of factors outside of our control, including the success of our pre-clinical and clinical development efforts with respect to any products being developed, the content and timing of decisions made by the FDA and other regulatory authorities, and other factors affecting future operating results. As we expand our clinical studies, we plan to enter into additional agreements.
          The following table summarizes sources and uses of cash and cash equivalents for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
(in thousands)	2007	2006	$ Change

Net cash used in operating activities	$(10,126)	$(6,821)	$(3,305)
Net cash provided by (used in) investing activities	954	(7,522)	8,476
Net cash provided by financing activities	29,912	31,707	(1,795)
Net increase in cash and cash equivalents	20,740	17,364	3,376
Cash and cash equivalents at end of period	$34,587	$22,554	$12,033

     The $3.3 million increase in net cash used in operations was primarily attributable to the increase in net loss from the prior period. As we develop our technologies and further our clinical trial programs, we expect to increase our spending. Our future ability to generate cash from operations will depend on achieving regulatory approval of our products, market acceptance of such products, and our ability to enter into collaborations.
          The $8.5 million increase in net cash provided by investing activities was principally the result of investing the proceeds from the our initial public offering in February 2006. During the three months ended March 31, 2007, we did not invest any of our available cash in marketable securities and we received $1.5 million from the maturity of prior such investments, as compared to $6.9 million of our available cash invested in marketable securities for the three months ended March 31, 2006. Additionally, for the three months ended March 31, 2007, we invested approximately $555,000 in the purchase of equipment, furniture, and fixtures for our pilot manufacturing facility and in the build-out of additional office and laboratory space, as compared to approximately $619,000 for such investments in 2006.
          The $1.8 million decrease in net cash provided by financing activities is principally the result of the difference in net proceeds between the March 2007 private placement and our initial public offering in February 2006. The March 2007 private placement resulted in approximately $30.3 million in net proceeds, while the company’s initial public offering in February 2006 resulted in approximately $31.8 million in net proceeds. Net proceeds from the exercise of stock options totaled approximately $18,000 and $7,000, for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, and 2006, net proceeds from debt borrowings totaled $0 and $279,000, respectively, as we financed the build-out of additional office space during the first quarter of 2006. In the first quarter of 2007, we repaid $492,000 of our debt, as compared to $412,000 during the comparable period in 2006.

          The following summarizes our long-term contractual obligations as of March 31, 2007:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Long-Term Debt (1) (2)	$5,164	$1,762	$2,219	$801	$382

Operating Lease Obligations (2)	7,646	1,092	2,452	2,544	1,558

Total	$12,810	$2,854	$4,671	$3,345	$1,940

(1)	Includes interest payable in the period.

(2)	These amounts include payments for additional facility space leased under a lease amendment signed in January 2007. See discussion of amended lease terms below.
     In January 2007, we amended our lease to acquire access to approximately 7,000 additional square feet in our building over the course of the first nine months of 2007. Upon leasing the additional space, we will occupy the entire building.
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
           As of March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

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
Revenue Recognition.
          We recognize revenue when all terms and conditions of the agreements have been met, including persuasive evidence of an arrangement, services have been rendered, price is fixed or determinable, and collectability is reasonably assured. For reimbursable cost research contracts and grants, we recognize revenue as costs are incurred once the funding is authorized. Funding of government contract and grants beyond the U.S. government’s current fiscal year is subject to annual congressional appropriations, and the Company cannot recognize revenue for subsequent years until the period in which such funding is duly authorized. Provisions for estimated losses on research grant projects and any other contracts are made in the period such losses are determined.
Research and Development Costs.
          We expense our research and development costs as incurred.
Stock-Based Compensation.
          We have four stock-based employee compensation plans, and we record compensation expense based upon the fair value of stock-based awards. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). The recognition provisions have been applied to all employee awards granted, modified, or settled after January 1, 2003.
          Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (Statement 123(R)), using the modified-prospective-transition method. As we have expensed options since 2003, the adoption of Statement 123(R) did not have a material impact on our stock- based compensation expenses for the periods after its adoption, and management believes that the adoption of Statement 123(R) will not have a material impact on its financial statements going forward. We have continued to use the Black-Scholes formula to estimate the fair value of stock-based awards with the adoption of Statement 123(R).
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
          As of March 31, 2007, we anticipate recognizing approximately $6.4 million of total unrecognized compensation expense, less estimated forfeitures, related to unvested options under the stock compensation plans in future periods. These expenses are expected to be recognized over a weighted-average period of 3.2 years.
          Based on the closing price of our stock on March 30, 2007, the intrinsic value of options outstanding as of that date was $5.5 million, of which approximately $4.6 million related to vested options and $900,000 related to unvested options.

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
     Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 1997, and since that time we have been engaged in research and development activities in connection with our product candidates. We have never generated any revenue from product sales. All of our current product candidates are at an early stage of development, and we do not expect to realize revenue from product sales for several more years, if at all. In addition, we are not currently receiving any significant funding for our research and development programs from third parties through collaborations or grants, except for our DHHS contract to develop a “dose-sparing” IS patch for use in the event of a pandemic flu outbreak. We are seeking to create a business based upon new technology that is intended to change existing practices of vaccine delivery. As such, we are subject to all the risks incident to the creation of new products and may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. You also should consider that we will need to:
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
     We have incurred substantial losses since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Our net loss for the three months ended March 31, 2007 was $9.2 million. As of March 31, 2007, we had an accumulated deficit of approximately $110.0 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We expect to incur additional operating losses in the future, and we expect these losses to increase significantly, whether or not we generate revenue, as we expand our product development and clinical trial efforts. These losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.
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
     As of March 31, 2007, we had approximately $34.6 million in unrestricted cash, cash equivalents and marketable securities. We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to conduct our research and development programs. On January 17, 2007, we were awarded a five-year, $128 million contract by DHHS to fund our development of a dose-sparing patch for use with a pandemic flu vaccine. During the first 15 months of the contract, DHHS has allotted approximately $14.5 million to reimburse us for our activities under that contract. Also, on March 2, 2007, we closed a private placement in which we raised approximately $30.3 million in net proceeds after expenses. We believe that our current working capital and reimbursement of expenses under our existing government grants and contracts will be sufficient to fund our operating expenses and capital requirements through the second quarter of 2008, although we cannot assure you that we will not require additional funds before then. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:
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
     We are currently relying upon the United States government to fund our IS patch for pandemic flu. In January 2007, we entered into a five-year, $128 million cost-reimbursement contract with the DHHS to develop a “dose-sparing” patch for use in the event of an influenza pandemic where the DHHS will fund our costs for research, development and capital and will pay a fixed fee. Currently, DHHS has allocated $14.5 million through the first 15 months of the contract for us to assess the safety and immunogenicity of the patch in initial clinical trials and to develop plans on how we would produce 150 million IS patches in a six-month period, as required under the contract. If the results for either of these clinical trials are not deemed adequate by DHHS or we fail to satisfy, from DHHS’s perspective, the requirements regarding our product development and manufacturing plans, DHHS may not extend the contract through its full term, in which event we may not be able to proceed with the balance of the contract.

     In our performance under the DHHS contract, we are highly dependent on timely and adequate performance of our subcontractors, including Solvay Pharmaceuticals, which is supplying us with injectable pandemic flu vaccine for our clinical trials, and our architectural design and engineering firm. If the performance of our subcontractors is not adequate or timely, our performance under our DHHS contract may be delayed, and we therefore may not be able to satisfy the contract’s requirements, which could cause us to be in breach under those contracts and cause those contracts to be terminated. We cannot assure you that one or more of these subcontractors will not be delayed in performing, or fail to perform their obligations under these contracts in compliance with applicable legal requirements.
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
     We have entered into a contract with DHHS, which is a U.S. government agency. Currently, DHHS has allocated $14.5 million through the first 15 months of the contract for us to assess the safety and immunogenicity of the patch in initial clinical trials and to develop plans on how we would produce 150 million IS patches in a six-month period, as required under the contract. In contracting with government agencies, we are subject to various U.S. government agency contract requirements. Future revenues from DHHS and other U.S. government agencies will depend, in part, on our ability to meet U.S. government agency contract requirements, certain of which we may not be able to satisfy.
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
          As a U.S. government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Based on the results of its audits, the U.S. government may adjust our contract-related costs and fees, including allocated indirect costs. If our costs are challenged, reimbursement may fail to cover the expenses we incur discharging our role under the contract. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. Although adjustments arising from government audits and reviews have not seriously harmed our business in the past, future audits and reviews could cause adverse effects. In addition, under U.S. government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of our research and development costs, and some marketing expenses, may not be reimbursable or allowed under our contracts. Further, as a U.S. government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not.
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
     To date, our product candidates have been manufactured in small quantities by us and third party manufacturers for preclinical and clinical trials. As we prepare our facility for Phase 3 and commercial manufacturing, this will require scale up of our fermentation, downstream processing and patch manufacturing as compared to our currrent levels. For example, we have recently installed manufacturing equipment capable of producing initial commercial quantities of our vaccine patches. These projects may result in unanticipated delays and cost more than expected due to a number of factors, including complying with cGMP regulations, such as qualification and validation of these equipment, and this could result in the delay of initiation of our planned Phase 3 trials and commercial launch of products.
     If any of our product candidates is approved by the FDA or other regulatory agencies for commercial sale, we will need to manufacture it in larger quantities. We or our third party manufacturers may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or economic manner, or at all. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our product candidates require precise, high quality manufacturing that is subject to current Good Manufacturing Practices, or cGMP. Our failure or the failure of our third party manufacturers to achieve and maintain these high manufacturing standards and comply with the cGMP, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. In addition, our manufacturing facilities will be subject to unannounced inspections by the FDA, and significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve.
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
     We have observed in our product development efforts that the delivery of antigens and adjuvants to Langerhans cells through the skin is significantly improved by prepping the skin to disrupt the outer dead layer of skin, known as the stratum corneum. Based on animal studies, we believe that the method and level of skin preparation may differ from one product candidate to another because of the different physical properties of the active ingredients. Therefore, more than one skin preparation system (SPS) may be required for our different products to be effective. In recent clinical studies for our needle-free travelers’ diarrhea and flu vaccine patches, we have tested simple abrasive materials to disrupt the stratum corneum and are now working to design and test improved embodiments of these materials for use in our future clinical trials of our product candidates. We believe our SPS will be simple to perform and will not involve discomfort to the patient. However, to the degree that our SPS is not perceived to be simple to perform or involve patient discomfort, it could reduce the attractiveness of our products since alternative vaccines or treatments are available for many of the indications that our product candidates under development seek to address.
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
     We base our TCI technology in large part on innovations for which WRAIR has sought protection under the United States and certain foreign patent laws. We consider patent protection of our TCI technology to be critical to our business prospects. As of May 10, 2007, there are four issued United States patents, 32 issued foreign patents and 41 United States and foreign patent applications relating to TCI and improvements on the technology. The four issued United States patents will expire between November 2016 and February 2019. The issued foreign patents will expire between November 2016 and February 2019. Under our license agreement with WRAIR, we bear financial responsibility for the preparation, filing, prosecution and maintenance of any and all patents and patent applications licensed. With respect to enforcement, we have the right to bring actions to enforce patents licensed under the WRAIR license agreement, subject to WRAIR’s continuing right to intervene, and WRAIR maintains the right to bring enforcement actions if we fail to do so.
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
     We are a small company with 106 employees as of March 31, 2007, and we depend to a great extent on principal members of our management and scientific staff. If we lose the services of any key personnel, in particular, Stanley Erck, our President and Chief Executive Officer, or Gregory Glenn, our Chief Scientific Officer, it could significantly impede the achievement of our research and development objectives and could delay our product development programs and approval and commercialization of our product candidates. We do not currently have any key man life insurance policies. While we have entered into agreements with certain of our executive officers relating to severance after a change of control and these officers have agreed to restrictive covenants relating to non-competition and non solicitation, we have not entered into employment agreements with members of our senior management team other than Stanley Erck. Our agreement with Stanley Erck does not ensure that we will retain his services for any period of time in the future. Our success depends on our ability to attract and retain highly qualified scientific, technical and managerial personnel and research partners. Competition among biopharmaceutical and biotechnology companies for qualified employees is intense, and we may not be able to retain existing personnel or attract and retain qualified staff in the future. If we fail to hire and retain personnel in key positions, we will be unable to develop or commercialize our product candidates in a timely manner.
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
     While there are no vaccines against infection by ETEC that have been approved for sale in the United States, we are aware of several companies with ETEC vaccine product candidates that are in development, which, if approved, would compete against our needle-free travelers’ diarrhea vaccine patch. Those companies with potential ETEC vaccine candidates include Avant Immunotherapeutics, Inc., Crucell N.V., Cambridge Biostability Limited and Emergent BioSolutions, Inc. One of our competitors, Crucell, has announced the results from a study of an ETEC vaccine indicating the vaccine may be effective in preventing diarrhea caused by ETEC. In the absence of vaccines, travelers’ diarrhea is generally treated, either prophylactically or following onset, with antibiotics or over-the-counter, or OTC, products that alleviate symptoms. Some of these OTC products and antibiotics, such as Cipro, are marketed by pharmaceutical companies with substantial resources and enjoy widespread acceptance among physicians and patients. In addition, Salix Pharmaceuticals, Inc. has announced that it has completed a Phase 3 study and initiated another to evaluate the efficacy and safety of an antibiotic specifically designed to be taken prophylactically for the prevention of travelers’ diarrhea, and is targeting filing a license application in the first half of 2008.
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
     Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. If we cannot continue to provide reliable financial reports or prevent fraud, our operating results could be harmed. Also, to account for our continued growth, as well the additional reporting obligations under the DHHS contract, we have installed a new financial system, which went live on January 1, 2007. Our experience with this new system is limited and could impact our ability in the future to provide timely financial reports. We have only recently begun a formal process to evaluate our internal control over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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
     Our directors and executive officers and their affiliates collectively control approximately 41.8% of our outstanding common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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
ITEM 4. Controls and Procedures
     Disclosure Controls and Procedures
     We currently have in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). In connection with the preparation of this report, our principal executive officer and our principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our quarterly period ended March 31, 2007 and concluded that the controls and procedures were effective at that time.
     Changes in Internal Controls Over Financial Reporting
     During the first quarter of 2007, we went live with a new accounting software system that management believes has improved our capabilities for internal control over financial reporting. The implementation has not otherwise materially affected, and at this time is not reasonably likely to materially affect, our internal control over financial reporting. There have been no other significant changes in our internal control over financial reporting during the quarterly period ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
     We incorporate by reference the information included under “Factors That May Impact Future Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report.
ITEM 4. Submission of Matters to a Vote of Security Holders
At a special meeting of stockholders held on March 6, 2007, Iomai stockholders voted to approve an amendment to our 2005 Stock Incentive Plan to increase the number of shares of common stock available for issuance under the plan by 850,000 shares, making a total of 1,890,000 shares of common stock reserved and available for issuance.
The shares voted for the amendment to the 2005 Stock Incentive Plan were as follows:

	For	Against	Abstain
To approve amendment to 2005 Stock Incentive Plan	11,489,902	452,224	31,533
Abstentions and broker non-votes were counted for determining a quorum. Broker non-voters were not treated as votes cast. Absentions were not voted in favor of the proposal and had the same effect as a vote against the proposal.
ITEM 6. Exhibits

Exhibit 3.1.3 (1)	Third Amended and Restated Certificate of Incorporation.

Exhibit 3.2.3 (2)	Third Amended and Restated Bylaws.

Exhibit 4.13 (3)	Form of common stock warrant dated March 2, 2007.

Exhibit 4.14 (3)	Form of common stock warrant dated March 2, 2007.

Exhibit 10.4 (4)	2005 Incentive Plan, as amended March 6, 2007.**

Exhibit 10.11.9 (5)	Sixth Amendment to Lease dated January 26, 2007 by and between Iomai Corporation and ARE 20/22/1300 Firstfield Quince Orchard, LLC.

Exhibit 10.14 (3)	Securities Purchase Agreement dated March 2, 2007 by and among Iomai Corporation and Investors thereto.

Exhibit 10.15	Contract dated January 17, 2007 by and between Iomai Corporation and Department of Health and Human Services (HHS/OS/OPHEP/OPHEMC). +

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1(6)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Indicates a management contract or compensatory plan.

+	Confidential Treatment Requested Under 17 C.F.R. §§ 200.80(b)(4) and 230.406. The confidential portions of this exhibit have been omitted and are marked by an asterisk.

(1)	Previously filed as an exhibit to the Company’s Form S-1/A (File No. 333-128765) and incorporated herein by reference thereto.

(2)	Previously filed as an exhibit to the Company’s Form 8-K filed March 24, 2006 and incorporated herein by reference thereto.

(3)	Previously filed as an exhibit to the Company’s Form 8-K filed March 2, 2007 and incorporated herein by reference thereto.

(4)	Previously filed as an exhibit to the Company’s Form 8-K filed March 7, 2007 and incorporated herein by reference thereto.

(5)	Previously filed as an exhibit to the Company’s Form 8-K filed January 30, 2007 and incorporated herein by reference thereto.

(6)	This certification is deemed to be furnished but not filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMAI CORPORATION

/s/ Russell P. Wilson Russell P. Wilson Chief Financial Officer
Dated: May 14, 2007