Form 10-Q
period 2007-06-30
IOMAI CORP
filed 2007-08-13
CIK 1125001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
     There were 25,514,088 shares of the registrant’s Common Stock outstanding as of August 2, 2007.

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

PART I — FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements
IOMAI CORPORATION
BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,384	$13,847
Marketable securities	0	1,489
Accounts receivable	4,095	62
Prepaid expenses and other current assets	815	500

Total current assets	31,294	15,898

Property and equipment, net	6,946	6,736
Restricted marketable securities	265	268
Other noncurrent assets	283	183

Total assets	$38,788	$23,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,913	$1,598
Accrued expenses	2,948	2,353
Notes payable, current portion	1,187	1,369
Notes payable to related party, current portion	185	176
Capital lease obligation, current portion	—	1

Total current liabilities	6,233	5,497

Notes payable, long-term portion	1,726	1,866
Notes payable to related party, long-term portion	1,252	1,347
Deferred rent	362	340

Total liabilities	9,573	9,050

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized and 25,514,088 shares outstanding at June 30, 2007; and 200,000,000 shares authorized; 19,197,387 shares issued and outstanding at December 31, 2006	255	192
Additional paid-in capital	145,754	114,631
Accumulated deficit	(116,794)	(100,788)

Total stockholders’ equity	29,215	14,035

Total liabilities and stockholders’ equity	$38,788	$23,085

See accompanying notes.

IOMAI CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues	$2,868	$408	$4,457	$1,405

Cost and expenses:
Research and development	7,831	6,801	16,691	11,730
General and administrative	2,128	1,370	4,250	2,589

Total costs and expenses	9,959	8,171	20,941	14,319

Loss from operations	(7,091)	(7,763)	(16,484)	(12,914)

Other income (expense)
Interest income	384	155	646	295
Interest expense	(72)	(98)	(159)	(195)
Other income (expense), net	(5)	162	(8)	234

Total other income (expense), net	307	219	479	334

Net loss before cumulative effect of a change in accounting principle	(6,784)	(7,544)	(16,005)	(12,580)
Cumulative effect of change in accounting principle	—	—	—	17

Net loss	(6,784)	(7,544)	(16,005)	(12,563)

Dividends on and accretion of convertible redeemable preferred stock	—	—	—	(434)

Net loss available to common stockholders	$(6,784)	$(7,544)	$(16,005)	$(12,997)

Net loss available to common stockholders per share of common stock—basic and diluted	$(0.27)	$(0.45)	$(0.69)	$(0.92)

Weighted-average number of shares of common stock—basic and diluted	25,511,046	16,908,231	23,247,501	14,059,619

See accompanying notes.

IOMAI CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities
Net loss	$(16,005)	$(12,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	780	587
Stock-based compensation expense	964	452
Non-cash interest expense and amortization of premium/discount of marketable securities	(16)	(126)
Deferred rent	21	97
Loss on disposal of property and equipment	6	5
Changes in operating assets and liabilities:
Accounts receivable	(4,033)	(97)
Prepaid expenses and other current assets	(316)	(479)
Other noncurrent assets	(101)	51
Accounts payable	488	675
Accrued expenses	594	(323)

Net cash used in operating activities	(17,618)	(11,721)

Cash flows from investing activities
Purchases of property and equipment	(1,168)	(1,639)
Restricted cash and marketable securities	9	335
Sales of property and equipment	—	3
Sales/maturities of marketable securities	1,500	2,000
Purchases of marketable securities	—	(15,043)

Net cash provided by (used in) investing activities	341	(14,344)

Cash flows from financing activities
Proceeds from the exercise of stock options	23	7
Proceeds from initial public offering, net of underwriting commissions	—	32,854
Proceeds from private placement of stock and warrants	31,884	—
Stock issuance costs	(1,685)	(1,385)
Proceeds from borrowings on notes payable	496	695
Principal payments on notes payable	(818)	(670)
Proceeds from notes payable to related party	—	279
Principal payments on notes payable to related party	(85)	(169)
Payments under capital lease obligations	(1)	(2)

Net cash provided by financing activities	29,814	31,609

Net increase in cash and cash equivalents	12,537	5,544
Cash and cash equivalents at beginning of period	13,847	5,190

Cash and cash equivalents at end of period	$26,384	$10,734

Supplemental schedule of noncash investing and financing activities
Cash paid for interest	$230	$677

See accompanying notes.

IOMAI CORPORATION
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
The financial statements of Iomai Corporation (the “Company” or “Iomai”) for the three-month and six-month periods ended June 30, 2007 and 2006 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.
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
Restricted cash and marketable securities
Restricted marketable securities at June 30, 2007 include marketable securities with a face value of $265,000 pledged as collateral to secure payment of notes payable issued to finance, in part, the build-out of the Company’s facilities.
Accounts receivable
Accounts receivable that management has the intent and ability to hold until payment are reported in the balance sheets at outstanding amounts, less the allowance for doubtful accounts. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company maintains an allowance for doubtful accounts, which is determined based on historical experience and management’s expectations of future losses. There was no allowance for doubtful accounts for the three and six months ended June 30, 2007 or 2006. Unbilled accounts receivable at June 30, 2007 and December 31, 2006 are approximately $1.9 million and $25,000, respectively.
Unbilled accounts receivable consist principally of expenses incurred on reimbursable research grants and contracts prior to the end of the period that have not yet been billed to the contracting agent.
Revenue recognition
The Company recognizes revenue when all terms and conditions of the agreements have been met, including persuasive evidence of an arrangement, services have been rendered, price is fixed or determinable, and collectability is reasonably assured. For reimbursable cost research grants and contracts, the Company recognizes revenue as costs are incurred once the funding is authorized. Funding of government grants and contracts beyond the U.S. government’s current fiscal year is subject to annual congressional appropriations, and the Company cannot recognize revenue for subsequent years until the period in which such funding is duly authorized. Provisions for estimated losses on research grant projects and any other contracts are made in the period such losses are determined.
Research and development costs
The Company expenses its research and development costs as incurred; however, equipment and facilities that are acquired or constructed for research and development activities that have alternative future uses (in research and development projects or otherwise) are capitalized and depreciated as tangible assets.

Stock-based compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective-transition method. The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees.
Equity instruments issued to nonemployees are accounted for under the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in conjunction with, Selling, Goods and Services. Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.
Recent Accounting Pronouncements: Uncertain Tax Positions
In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have an impact on the Company’s financial condition, results of operations or cash flows.
3. Government Contract for Pandemic Flu
On January 17, 2007, the Company was awarded a five-year, cost-plus reimbursement contract by the U.S. Department of Health and Human Services (DHHS) to fund the development of a dose-sparing patch for use with a pandemic flu vaccine. The immunostimulant (IS) patch is intended to stimulate an immune response to influenza when used in conjunction with small doses of influenza vaccine. If the product is developed through licensure, the total cost reimbursed by DHHS, plus a fixed fee, is estimated to be $128 million. During the first 15 months of the contract, DHHS has allotted approximately $14.5 million for the Company to assess the safety and dose-sparing potential of the patch in an initial clinical trial, and to develop plans on how the Company would produce 150 million IS patches in a six-month period, as required under the contract.
4. Lease Amendment
On January 26, 2007, the Company amended its lease to include an additional 7,015 square feet in the facility, comprised of (a) 1,365 square feet under lease by a third party until July 1, 2007 (“Expansion Space A”), and (b) 5,650 square feet currently under lease to another third party until September 1, 2007 (“Expansion Space B”). Upon leasing this additional space, the Company will occupy the entire facility.
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
5. Private Placement
On March 2, 2007, the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company agreed to sell, in a private placement, an aggregate of 6,291,828 units, each unit consisting of one share of common stock, and two warrants to purchase, in total, 0.7 additional shares of common stock, at a purchase price of $5.0675 per unit. The Company received approximately $30.2 million in net proceeds, after expenses, in the private placement. The purchase price for the share component of each unit is $4.98 per share, the closing bid price for the common stock on March 1, 2007. Each warrant provides the right to acquire 0.35 shares of common stock at an exercise price of $5.25 per full share. One warrant type is exercisable at any time until March 2, 2012, and the other type of warrant is exercisable at any time until September 1, 2007.

6. Notes Payable
On June 25, 2007, the Company borrowed an aggregate of $496,189 under its existing equipment financing arrangement to finance the purchase of laboratory equipment. The amount borrowed is represented by a note, which bears interest at 11.51% and contemplates repayment over 48 months in installments of $12,825 each month.
7. Stockholders’ Equity
Stock-Based Compensation
A summary of all stock option plan activity during the six months ended June 30, 2007 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value (1)
	Shares	Exercise Price	Term	($000s)
Outstanding at December 31, 2006	2,918,805	$2.93
Granted	927,000	$4.65
Exercised	(24,873)	$0.91
Forfeited or expired	(16,508)	$3.71

Outstanding at June 30, 2007	3,804,424	$3.36	7.7	$1,525

Exercisable at June 30, 2007	1,726,446	$2.16	6.1	$1,301

(1)	Calculated using the per-share closing price of the Company’s common stock on June 29, 2007, which was $1.82.
The total fair value of stock options which vested during the three and six-month periods ended June 30, 2007, less estimated forfeitures, was approximately $423,000 and $963,000, respectively. The total number of stock options exercised during the three and six-months ended June 30, 2007 was 4,689, and 24,873, respectively, and the intrinsic value of stock options exercised during the three and six-month periods ended June 30, 2007 was approximately $12,000 and $92,000, respectively. Cash received from option exercise under all stock compensation plans was approximately $4,000 and $23,000 for the three and six-month periods ended June 30, 2007, respectively.
As of June 30, 2007, there was approximately $5.1 million of total unrecognized compensation expense, less estimated forfeitures, related to unvested options under the Company’s stock compensation plans. The expenses are expected to be recognized over a weighted-average period of 3.1 years.
During the three and six-month periods ended June 30, 2007, the Company issued 118,000 and 927,000 options, respectively, which vest in equal installments over a four-year period. The weighted-average fair value of the options granted during the three and six-month periods ended June 30, 2007 was $1.61 and $2.92 per share, respectively, applying the Black-Scholes option-pricing model utilizing the following weighted-average assumptions and a discussion of management’s methodology for developing each of the assumptions used in the valuation model follows:

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007
Expected dividend yield	0%	0%
Expected volatility	71.6%	72.4%
Risk-free interest rate	4.98%	4.55%
Expected average life of options	5.0	5.0
Expected forfeiture rate	3.0% – 7.0%	3.0% – 7.0%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, as well as the audited financial statements and related notes for the fiscal year ended December 31, 2006 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Overview
We are a biopharmaceutical company focused on the discovery, development and commercialization of vaccines and immune system stimulants delivered to the skin via a novel, needle-free technology called transcutaneous immunization (TCI). TCI exploits the unique benefits of a major group of antigen-presenting cells found in the outer layers of the skin (Langerhans cells) to generate an enhanced immune response. TCI has the potential to enhance the efficacy of existing vaccines, enable new vaccines that are viable only through transcutaneous administration and expand the global vaccine market. We are developing two distinct product applications: (1) an immunostimulant, or IS, patch and (2) a needle-free vaccine patch. We currently have four product candidates in development: one to prevent travelers’ diarrhea and three targeting influenza.
Our four product candidates are (1) a needle-free travelers’ diarrhea vaccine patch, (2) an IS patch intended to stimulate an immune response to even small doses of a pandemic flu vaccine, thereby extending vaccine supply in the event of an influenza pandemic, (3) an IS patch intended to boost the immune response of the elderly to the standard flu vaccine, and (4) a needle-free vaccine patch for seasonal flu. None of our product candidates has been approved for commercial sale by the U.S. Food and Drug Administration (FDA) or any comparable foreign agencies.
As of June 30, 2007, we had an accumulated deficit of $116.8 million. We expect to incur substantial expenses over the next several years as we expand the clinical trial program for our needle-free travelers’ diarrhea vaccine patch; continue the clinical development of our IS patch to extend the supply of pandemic flu vaccines and our IS patch for elderly receiving flu vaccines; explore the use of new flu antigens for our needle-free flu vaccine patch; increase our manufacturing capabilities for product candidates; and expand our research and development activities.
We anticipate that a substantial portion of our efforts throughout 2007 will be focused on conducting additional development for our product candidates in clinical development, as well as continue to leverage our infrastructure to support our operations as a public company.
Management Review of First Six Months of 2007
The following is a summary of key events that occurred during the first six months of 2007:
•	We substantially completed three important trials for our needle-free travelers’ diarrhea vaccine during the first half of 2007.
o	The first trial was a Phase 2 field study designed to evaluate the logistics around how to best conduct a larger pivotal field study for our travelers’ diarrhea program. Based on the interim results, the study met its primary endpoints, which were designed to evaluate the safety of the vaccine and the incidence of ETEC. The secondary objectives included evaluation of vaccine preventable outcomes, immunogenicity and stool frequency. The study also gathered data on the protective efficacy of the vaccine. The interim data from this Phase 2 field trial showed that our vaccine conferred statistically significant protection against travelers’ diarrhea when compared to a placebo. Subjects in the vaccine group were 75 percent less likely than their unvaccinated peers to report moderate or severe diarrhea of any kind (p<0.01) and 84 percent less likely to suffer severe diarrhea (p<0.05). The study, which was conducted in Mexico and Guatemala, also found that when vaccinated subjects were sickened, the illness was shorter and milder than seen in subjects who received a placebo. The data from the Phase 2 field study amplify the results observed in our previous challenge study in which 47 healthy volunteers were given either our travelers’ diarrhea vaccine or a placebo and then exposed to extraordinarily high levels of ETEC organisms. The results from the challenge study, published in the journal Vaccine earlier this year, showed that subjects who received the vaccine had significantly fewer loose stools (p=0.04) and were significantly less likely to require intravenous fluids (14 percent compared with 40 percent, p=0.003).

o	The second trial was a Phase 2 dose-ranging study for our travelers’ diarrhea vaccine patch. In the dose-ranging trials, four different doses, as well as a placebo patch, were tested, and antibody levels were checked at 21 and 42 days. The interim results from that trial showed that nearly all subjects in the four different dosing groups responded to the vaccine, with even the lowest dose of the vaccine patch applied to the arm evoking a response in more than 95% of subjects.

o	The third trial was a safety and immunogenicity trial of our travelers’ diarrhea vaccine in elderly subjects (65 and older) and healthy adults. In this trial, we compared the immune reaction of elderly subjects given our travelers’ diarrhea vaccine patch with the immune response prompted in healthy adults. Because the immune system is often less able to mount an effective immune response in the elderly, many vaccines do not work as well in this group. However, the interim results showed that 100% of subjects who received our travelers’ diarrhea vaccine patch, regardless of age, seroconverted – that is, had an immune response to the vaccine as measured by serum antibody levels. There were also no vaccine-related serious adverse events.
Based on the results from these trials, we intend to move quickly to complete our Phase 2 work, and we expect to launch a Phase 3 program in 2008. Based on recent market research, we expect the market for our travelers’ diarrhea vaccine to exceed $500 million a year.

•	In mid-January 2007, the Department of Health and Human Services, or DHHS, awarded us a five-year, cost-plus reimbursement contract to fund our development of a dose-sparing patch for use with a pandemic flu vaccine. If the product is developed through licensure, the total cost reimbursed by DHHS, plus a fixed fee, is estimated to be $128 million. During the first 15 months of the contract, DHHS has allotted approximately $14.5 million for us to assess the safety and dose-sparing potential of the patch in an initial clinical trial and to develop plans on how we would produce 150 million IS patches in a six-month period, as required under the contract. Once we demonstrate the safety and dose-sparing capability of our IS patch, we hope to sell up to 150 million IS patches to the United States government for its stockpile of pandemic flu products. In April 2007, we submitted our first milestone under this contract in the form of a product development plan, and in July 2007, we submitted our second milestone in the form of a clinical and regulatory development plan. We expect to begin the initial clinical trial to assess the safety and immunogenicity of the IS patch before the end of the year.

•	In late May 2007, we announced interim results from the Phase 1 clinical trial of our needle-free vaccine for seasonal influenza. The study compared the immune responses generated by our needle-free vaccine patch and an injected intramuscular vaccine. Both vaccines contained the same three flu antigens from a split-virus influenza vaccine. The trial showed that our needle-free vaccine patch stimulated an immune response to each of the three antigens in a dose-dependent manner; however, the results show that the injected vaccine prompted a greater immune response compared with our patch vaccine. There were also no vaccine-related serious adverse events. While use of a split-virus is the traditional approach for injected flu vaccines, we believe that such antigens may not be best suited for patch application, so we are now working on a preclinical program that is exploring other types of flu antigens that may be a better match for our needle-free patch. Preliminary research suggests that use of other flu antigens may be better suited for TCI administration, and we are adjusting our development and partnering plan accordingly. Since we do not plan to use the split-virus flu formulation in the future, the timing of future trials of our needle-free seasonal flu vaccine will be determined in part by the availability of better antigens from either our internal programs or in collaboration with a partner.

•	In January 2007, we amended our lease to acquire access to approximately 7,000 additional square feet in our building during the third quarter of 2007. Upon leasing all of the additional space, we will occupy the entire building, which houses our principal laboratories, pilot manufacturing facility and corporate offices in approximately 53,500 square feet, through May 2013.

•	In early March 2007, we raised $30.2 million in net proceeds when we sold 6,291,828 units, each unit consisting of one share of our common stock and two warrants to purchase, in total, 0.7 additional shares of Common Stock, at a purchase price of $5.0675 per unit. The purchase price for the share component of each unit was $4.98 per share. Each warrant provides the right to acquire 0.35 shares of common stock at an exercise price of $5.25 per full share. One warrant is exercisable at any time until March 2, 2012, and the other warrant is exercisable at any time until September 1, 2007.

•	In late June 2007, we borrowed approximately $500,000 to finance the purchase of laboratory equipment under our existing line of credit. The amount financed is represented by a note in the amount of $496,189, which bears interest at 11.51% and contemplates repayment over 48 months in installments of $12,825 each month.
Historical Results of Operations / Liquidity & Capital Resources
Revenues
Prior to 2007, our revenues were generally limited to amounts we received under U.S. federal grant programs, and we had only one small grant active during the first six months of 2007. With the award of the DHHS contract in mid-January 2007, we expect our principal source of revenue to come from reimbursement of expenses incurred under that contract up to $14.5 million during the fifteen-month period following contract award. During the first six months of 2007, we recognized government contract revenues of approximately $4.5 million. These amounts include reimbursement for our employees’ time and benefits and other expenses related to performance under the DHHS contract.
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
We expense both internal and external research and development costs as incurred, other than those capital expenditures that have alternative future uses, such as the build-out of our pilot plant. Due to the risks inherent in the clinical trial process and the early stage of development of our product candidates, we do not currently track our internal research and development costs by program and cannot state precisely the costs incurred for each of our research and development programs. However, the following table shows, for the periods presented, our estimate of the total costs that have been incurred for our lead product candidates from January 1, 2003 to June 30, 2007:

	Six months ended June 30,		Cumulative Since
Product Candidate	2007	2006	January 1, 2003
	(in thousands)
Needle-free travelers’ diarrhea vaccine patch	$6,982	$6,768	$33,909
IS patch for pandemic flu	3,892	1,209	8,898
IS patch for elderly receiving flu vaccines	950	576	16,766
Needle-free flu vaccine patch	3,217	2,427	16,311
Other programs	1,651	750	13,057

TOTAL	$16,692	$11,730	$88,941
We expect our research and development costs will continue to be substantial and that they will increase as we advance our current portfolio of product candidates through clinical trials and move other product candidates into preclinical and clinical trials.
General and administrative expense
General and administrative expense consists primarily of compensation for employees in executive and operational functions, including finance and accounting, business development, and corporate development. Other significant costs include facilities costs and professional fees for accounting and legal services. With the completion of our initial public offering, our general and administrative expenses have increased due to increased costs for insurance, professional fees, public company reporting requirements, and investor relations costs associated with operating as a publicly-traded company. In addition, there will likely be further increases going forward related to the hiring of additional personnel and compliance with the Sarbanes Oxley Act of 2002.
RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2007 and 2006

	Three months ended June 30,
(in thousands, except percentages)	2007	2006	$ Change	% Change
Revenues	$2,868	$408	$2,460	602.9%
Costs & Expenses:
Research & development	7,831	6,801	1,030	15.1%
General & administrative	2,128	1,370	758	55.3%

Total costs & expenses	9,959	8,171	1,788	21.9%

Other income (expense)	307	219	88	40.2%

Net loss	$(6,784)	$(7,544)	$760	(10.1%)
Revenues. We recognized revenues from government grants of approximately $2.9 million under our DHHS contract for the three months ended June 30, 2007 and approximately $400,000 under government grants for the three months ended June 30, 2006. Grant revenues in the second quarter of 2006 were principally from reimbursable expenses incurred under our two-year grant awarded by the National Institutes of Health (NIH) for further development of our IS patch technology for pandemic flu applications that was originally awarded in January 2005.
Research and Development Expenses. The $1.0 million increase in research expenditures was driven by four major factors associated with supporting our clinical and product development programs: (1) higher payroll costs associated with a 46% increase in full-time employee equivalents and the expensing of stock options, (2) higher contract manufacturing costs associated with procuring and finishing the pandemic flu vaccine for the planned clinical trial under the DHHS contract; (3) increased clinical trial activity associated with the needle-free flu vaccine program, and (4) increased animal study costs associated with the DHHS contract. These increased costs were partially offset by lower outside service costs associated with our skin prep system (SPS) development.
General and Administrative Expenses. The $800,000 increase in general and administrative expenses was principally due to higher payroll costs associated with a 64% increase in full-time employee equivalents and expensing of stock options; and higher consulting costs associated with the DHHS contract, market studies and new financial system implementation including the government billing system.
Interest Income (Expense) and Other — Net. The net interest and other income reflects the interest received on our cash and marketable securities, offset by interest expense on financing to purchase equipment and leasehold improvements. The $88,000 increase in net interest and other income was a result of higher interest rates.
Net Loss. The $760,000 decrease in our net loss for the three months ended June 30, 2007 was principally a result of revenue from our DHHS contract awarded in January 2007.
Comparison of the six months ended June 30, 2007 and 2006

	Six months ended June 30,
(in thousands, except percentages)	2007	2006	$ Change	% Change
Revenues	$4,457	$1,405	$3,052	217.2%
Costs & Expenses:
Research & development	16,691	11,730	4,961	42.3%
General & administrative	4,250	2,589	1,661	64.2%

Total costs & expenses	20,941	14,319	6,622	46.2%

Other income (expense)	479	334	145	43.4%
Cumulative effect of a change in accounting principle	—	17	(17)	—

Net loss	$(16,005)	$(12,563)	$(3,442)	27.4%
Revenues. We recognized revenues from government grants of approximately $4.5 million under our DHHS contract for the six months ended June 30, 2007 and approximately $1.4 million under government grants for the six months ended June 30, 2006. Grant revenues in the first half of 2006 were principally from reimbursable expenses incurred under our two-year NIH grant awarded for further development of our IS patch technology for pandemic flu applications that was originally awarded in January 2005.
Research and Development Expenses. The $5.0 million increase in research expenditures was driven by four major factors associated with supporting our clinical and product development programs: (1) increased clinical trial activity in the ETEC and needle-free flu programs, (2) higher payroll costs associated with a 44% increase in full-time employee equivalents and the expensing of stock options, (3) higher contract manufacturing costs associated with procuring and finishing the pandemic flu vaccine for the planned clinical trial under the DHHS contract; and (4) increased animal study costs associated with the DHHS contract. These increased costs were partially offset by lower outside service costs associated with our skin prep system (SPS) development.
General and Administrative Expenses. The $1.7 million increase in general and administrative expenses was principally due to higher payroll costs associated with a 62% increase in general and administrative headcount and expensing of stock options; and higher consulting costs associated with the DHHS contract, market studies and new financial system implementation including the government billing system.
Interest Income (Expense) and Other — Net. The net interest and other income reflects the interest received on our cash and marketable securities, offset by interest expense on financing to purchase equipment and leasehold improvements. The $145,000 increase in net interest and other income was a result of higher interest rates.
Net Loss. The $3.4 million increase in our net loss was principally a result of increased research and development and general and administrative expenses in the six months ended June 30, 2007.

  Liquidity and capital resources
We have incurred annual operating losses since inception, and, as of June 30, 2007, we had an accumulated deficit of $116.8 million. We expect to incur increasing and significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and expand our operations. Since our inception, we have financed our operations primarily through the sale of equity securities, interest income earned on cash, cash equivalents, and short-term investment balances, and debt. We have also generated funds from collaborative partners and research grants and contracts.
As of June 30, 2007, we had approximately $26.4 million in unrestricted cash, cash equivalents, and marketable securities, and an additional $4.1 million in accounts receivable, largely under our DHHS contract. We have used cash primarily to finance our research operations, including clinical trials. These costs will be offset by reimbursements from DHHS under our pandemic flu contract, which was awarded in January 2007. DHHS has allotted approximately $14.5 million in the first 15 months of that contract and we expect to be reimbursed for research, development and capital costs associated with the preclinical and clinical testing of the IS patch under the contract on a monthly basis. We invest in cash equivalents and US government and agency obligations. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our marketable securities are classified as available-for-sale. These securities are carried at fair value, plus any accrued interest.
We expect that we will be able to fund our capital expenditures and growing operations with our current working capital and reimbursements under our DHHS contract into the second half of 2008. In order to fund our needs subsequently, we will need to raise additional money and may seek to do so by: (1) out-licensing technologies or product candidates to one or more corporate partners, (2) completing an outright sale of assets, (3) securing debt financing, and/or (4) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain, and, if funds are not available or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditure requirements, and the scale of our operations. We expect to attempt to raise additional funds in advance of depleting our existing cash balances; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term needs will require the successful commercialization of our product candidates and, at this time, we cannot reliably estimate if or when that will occur.
Our future cash requirements include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs. We have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our potential payments to be $15.2 million over the term of currently ongoing studies. Through June 30, 2007, approximately $11.9 million of this amount has been expensed as research and development expenses and $10.8 million has been paid related to these clinical studies. The timing of our expense recognition and future payments related to these agreements are subject to the enrollment of volunteers and performance by the applicable institutions of certain services. The actual amounts we pay out will depend on a range of factors outside of our control, including the success of our pre-clinical and clinical development efforts with respect to any products being developed, the content and timing of decisions made by the FDA and other regulatory authorities, and other factors affecting future operating results. As we expand our clinical studies, we plan to enter into additional agreements.

The following table summarizes sources and uses of cash and cash equivalents for the six months ended June 30, 2007 and 2006.

	Six months ended June 30,
(in thousands)	2007	2006	$ Change
Net cash used in operating activities	$(17,618)	$(11,721)	$(5,897)
Net cash (used in) provided by investing activities	341	(14,344)	14,685
Net cash provided by (used in) financing activities	29,814	31,609	(1,795)

Net increase (decrease) in cash and cash equivalents	12,537	5,544	6,993
Cash and cash equivalents at end of period	$26,384	$10,734	$15,650

The $5.9 million increase in net cash used in operations was primarily attributable to the increase in net loss and an increase in accounts receivable from the prior period. As we develop our technologies and further our clinical trial programs, we expect to increase our spending. Our future ability to generate cash from operations will depend on achieving regulatory approval of our products, market acceptance of such products, and our ability to enter into collaborations.
The $14.7 million increase in net cash provided by investing activities was principally the result of investing the proceeds from our initial public offering in February 2006. During the six months ended June 30, 2007, we invested our available cash in short-term treasury funds because of a flat yield curve. Consequently, during this period, we did not invest any of our available cash in marketable securities and we received $1.5 million from the maturity of prior such investments, as compared to $15.0 million of our available cash invested in marketable securities and proceeds of $2.0 million from the maturity of such investments for the six months ended June 30, 2006. Additionally, for the six months ended June 30, 2007, we invested approximately $1.2 million in the purchase of equipment, and furniture and fixtures for our pilot manufacturing facility and our build-out of additional office and laboratory space, as compared to approximately $1.6 million for such purchases in 2006.
The $1.8 million decrease in net cash provided by financing activities is principally the result of the difference in net proceeds between the March 2007 private placement and our initial public offering in February 2006. The March 2007 private placement resulted in approximately $30.2 million in net proceeds, while the company’s initial public offering in February 2006 resulted in approximately $31.8 million in net proceeds. During the six months ended June 30, 2007, and 2006, net proceeds from debt borrowings totaled approximately $500,000 and $1.0 million, respectively, as we financed the build-out of additional office space during the first six months of 2006.

The following summarizes our long-term contractual obligations as of June 30, 2007:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Long-Term Debt (1)(2)	$5,333	$1,771	$2,349	$913	$300

Operating Lease Obligations (2)	7,408	1,150	2,468	2,560	1,230

Total	$12,741	$2,921	$4,817	$3,473	$1,530

(1)	Includes interest payable in the period.

(2)	These amounts include payments for additional facility space leased under a lease amendment signed in January 2007. See discussion of amended lease terms below.
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
Off-Balance Sheet Arrangements
As of June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and related disclosures of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.
Revenue Recognition. We recognize revenue when all terms and conditions of the agreements have been met, including persuasive evidence of an arrangement, services have been rendered, price is fixed or determinable, and collectability is reasonably assured. For reimbursable cost research grants and contracts, we recognize revenue as costs are incurred once the funding is authorized. Funding of government grants and contracts beyond the U.S. government’s current fiscal year is subject to annual congressional appropriations, and the Company cannot recognize revenue for subsequent years until the period in which such funding is duly authorized. Provisions for estimated losses on research grant projects and any other contracts are made in the period such losses are determined.
Research and Development Costs. We expense our research and development costs as incurred.
Stock-Based Compensation. We have four stock-based employee compensation plans, and we record compensation expense based upon the fair value of stock-based awards. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). The recognition provisions have been applied to all employee awards granted, modified, or settled after January 1, 2003.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (SFAS 123(R)), using the modified-prospective-transition method. As we have expensed options since 2003, the adoption of SFAS 123(R) did not have a material impact on our stock-based compensation expenses, and management believes that the adoption of SFAS 123(R) will not have a material impact on its financial statements going forward. We have continued to use the Black-Scholes formula to estimate the value of stock-based awards with the adoption of SFAS 123(R).
With the adoption of SFAS 123(R), we recognized in our statement of operations for the six months ended June 30, 2006 a one-time charge recorded as the cumulative effect of a change in accounting principle, which reflects an estimate of forfeitures for unvested awards outstanding as of the adoption of SFAS 123(R). This charge represents a reduction in the compensation cost for prior periods for any unvested options remaining that would not have been recognized in those prior periods had forfeitures for such unvested options been estimated during those prior periods. The cumulative effect for this change in accounting principle totaled $16,726 and is recorded on the statement of operations for the six months ended June 30, 2006.
As of June 30, 2007, we anticipate recognizing approximately $5.1 million of total unrecognized compensation expense, less estimated forfeitures, related to nonvested options under the stock compensation plans in future periods. These expenses are expected to be recognized over a weighted-average period of 3.1 years.
Based on the closing price of our stock on June 29, 2007, the intrinsic value of options outstanding as of that date was $1.5 million, of which $1.3 million related to vested options and $200,000 related to unvested options.
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
We have incurred substantial losses since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Our net loss for the six months ended June 30, 2007 was $16.0 million. As of June 30, 2007, we had an accumulated deficit of approximately $116.8 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We expect to incur additional operating losses in the future, and we expect these losses to increase significantly, whether or not we generate revenue, as we expand our product development and clinical trial efforts. These losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.
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
As of June 30, 2007, we had approximately $26.4 million in unrestricted cash, cash equivalents and marketable securities. We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to conduct our research and development programs. On January 17, 2007, we were awarded a five-year, $128 million contract by DHHS to fund our development of a dose-sparing patch for use with a pandemic flu vaccine. During the first 15 months of the contract, DHHS has allotted approximately $14.5 million to reimburse us for our activities under that contract. Also, on March 2, 2007, we closed a private placement in which we raised approximately $30.2 million in net proceeds after expenses. We believe that our current working capital and reimbursement of expenses under our existing government grants and contracts will be sufficient to fund our operating expenses and capital requirements into the second half of 2008, although we cannot assure you that we will not require additional funds before then. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:
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
The success of our business strategy is, in part, dependent on our ability to enter into multiple licensing and collaboration arrangements and to manage effectively the numerous relationships that will result. For example, we currently do not intend to manufacture any product components other than heat labile toxin (LT) adjuvant and formulated patches. Therefore, we will need to negotiate agreements to acquire biologics, such as the flu antigens contained in our needle-free flu vaccine patch, and other product components from third parties in order to develop some of our vaccine candidates (other than our needle-free travelers’ diarrhea vaccine patch and IS patch). We are seeking a collaboration with respect to our needle-free flu patch. A failure to enter into a collaboration could delay development of this product candidate. Also, we may not establish a direct sales force for any of our products and, therefore, may need to establish marketing arrangements with third parties or major pharmaceutical companies.
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
We are currently relying upon the United States government to fund our IS patch for pandemic flu. In January 2007, we entered into a five-year, $128 million cost-reimbursement contract with the DHHS to develop a “dose-sparing” patch for use in the event of an influenza pandemic where the DHHS will fund our costs for research, development and capital and will pay a fixed fee. Currently, DHHS has allocated $14.5 million through the first 15 months of the contract for us to assess the safety and dose-sparing potential of the patch in an initial clinical trial and to develop plans on how we would produce 150 million IS patches in a six-month period, as required under the contract. If the results for this clinical trial are not deemed adequate by DHHS or we fail to satisfy, from DHHS’s perspective, the requirements regarding our product development and manufacturing plans, DHHS may not extend the contract through its full term, in which event we may not be able to proceed with the balance of the contract.
In our performance under the DHHS contract, we are highly dependent on timely and adequate performance of our subcontractors, including Solvay Pharmaceuticals, which is supplying us with injectable pandemic flu vaccine and regulatory support for our clinical trials, and our architectural design and engineering firm. If the performance of our subcontractors is not adequate or timely, our performance under our DHHS contract may be delayed, and we therefore may not be able to satisfy the contract’s requirements, which could cause us to be in breach under those contracts and cause those contracts to be terminated. We cannot assure you that one or more of these subcontractors will not be delayed in performing, or fail to perform their obligations under these contracts in compliance with applicable legal requirements.

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
We have entered into a contract with DHHS, which is a U.S. government agency. Currently, DHHS has allocated $14.5 million through the first 15 months of the contract for us to assess the safety and dose-sparing potential of the patch in an initial clinical trial and to develop plans on how we would produce 150 million IS patches in a six-month period, as required under the contract. In contracting with government agencies, we are subject to various U.S. government agency contract requirements. Future revenues from DHHS and other U.S. government agencies will depend, in part, on our ability to meet U.S. government agency contract requirements, certain of which we may not be able to satisfy.
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
All of our product candidates currently in development rely on LT, a naturally occurring bacterial toxin, as an adjuvant. LT has been shown to cause undesirable side effects when delivered through conventional mechanisms such as injection, intranasal and oral delivery methods. LT cannot be administered orally as an adjuvant and was linked to an increase in the risk of Bell’s palsy, a temporary paralysis of the facial muscles, when used in a nasal flu vaccine that was on the market in Europe during the 2000/2001 flu season. If we find that LT is not safe when administered to subjects through the skin using our TCI technology, we will not be able to use LT as an adjuvant in our products. This would have a material adverse effect on our product development efforts.
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
If any of our product candidates is approved by the FDA or other regulatory agencies for commercial sale, we will need to manufacture it in larger quantities. We or our third party manufacturers may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or economic manner, or at all. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our product candidates require precise, high quality manufacturing that is subject to current Good Manufacturing Practices, or cGMP. Our failure or the failure of our third party manufacturers to achieve and maintain these high manufacturing standards and comply with the cGMP, including the incidence of manufacturing errors, could result in injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. In addition, our manufacturing facilities will be subject to unannounced inspections by the FDA, and significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve.
We rely on third parties to conduct our clinical trials, and those third-parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such trials.
We do not have the ability to independently conduct clinical trials for our vaccine candidates, and we rely on third parties such as contract research organizations, medical institutions and clinical investigators to enroll qualified subjects and conduct our clinical trials. Our reliance on these third parties for clinical development activities reduces our control over these activities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, our efforts to obtain regulatory approvals for and commercialize our vaccine candidates may be delayed or prevented.
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
We have observed in our product development efforts that the delivery of antigens and adjuvants to Langerhans cells through the skin is significantly improved by prepping the skin to disrupt the outer dead layer of skin, known as the stratum corneum. Based on animal studies, we believe that the method and level of skin preparation may differ from one product candidate to another because of the different physical properties of the active ingredients. Therefore, more than one skin preparation system (SPS) may be required for our different products to be effective. In recent clinical studies for our needle-free travelers’ diarrhea and flu vaccine patches, we have tested simple abrasive materials to disrupt the stratum corneum and are now working to design and test improved embodiments of these materials for use in our future clinical trials of our product candidates. We believe our SPS will be simple to perform and will not involve discomfort to the subject. However, to the degree that our SPS is not perceived to be simple to perform or involve discomfort to the consumer, it could reduce the attractiveness of our products since alternative vaccines or treatments are available for many of the indications that our product candidates under development seek to address.

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
Conducting clinical trials and obtaining regulatory approvals are uncertain, time consuming and expensive processes. Our product candidates must complete rigorous preclinical testing and clinical trials. It will take us many years to complete our testing, and failure could occur at any stage of testing. For example, in May 2007, we announced that the interim results from a Phase 1 clinical trial comparing our needle-free flu vaccine patch to an injected intramuscular vaccine. While the trial showed that a needle-free flu vaccine patch stimulated an immune response to each of the three antigens in a dose-dependent manner, the results showed that the injected vaccine prompted a greater immune response compared with our patch vaccine. In addition, results of early trials frequently do not predict results of later trials, and acceptable results in early trials may not be repeated.
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
Even if any of our vaccine candidates obtain regulatory approval, they still may not gain market acceptance among physicians, patients and the medical community, which would limit our ability to generate revenue and would adversely affect our results of operations. Physicians will not recommend products developed by us or our collaborators until clinical data or other factors demonstrate the safety and efficacy of our products as compared to other available treatments. Even if the clinical safety and efficacy of our products is established, physicians may elect not to recommend these products for a variety of factors, including the reimbursement policies of government and third-party payors. There are other established treatment options for the diseases that many of our product candidates target, such as travelers’ diarrhea and the flu. In order to successfully launch a product based on our TCI technology, we must educate physicians and patients about the relative benefits of our products. If our products are not perceived as easy and convenient to use, for example as compared to an injectable vaccine or antibiotics, or are perceived to present a greater risk of side effects or are not perceived to be as effective as other available treatments, physicians and patients might not adopt our products. A failure of our technology to gain commercial acceptance would have a material adverse effect on our business. We expect that, if approved for commercialization, our needle-free travelers’ diarrhea vaccine patch will be paid for by patients out of pocket. We originally designed our needle-free travelers’ diarrhea vaccine patch to protect against only those cases of travelers’ diarrhea caused by enterotoxigenic E. coli bacteria, or ETEC, and in which the LT toxin is present. We estimate this to be approximately one-third of all cases of travelers’ diarrhea. If we don’t expand the label to protect against other forms of travelers’ diarrhea, this could limit commercial acceptance of this product. Because our needle-free flu vaccine patch and IS patch candidates are targeted at preventing or ameliorating the effects of flu infection, if the launch of these products for a particular flu season fails, we may not receive significant revenues from that product until the next season, if at all. See the risk factors set forth below entitled “Our competitors in the biopharmaceutical industry may have superior products, manufacturing capability or marketing expertise,” “Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products,” and “We have no experience in sales, marketing and distribution and will depend on the sales and marketing efforts of third parties.”

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
We base our TCI technology in large part on innovations for which WRAIR has sought protection under the United States and certain foreign patent laws. We consider patent protection of our TCI technology to be critical to our business prospects. As of August 1, 2007, there are four issued United States patents, 32 issued foreign patents and 43 United States and foreign patent applications relating to TCI and improvements on the technology. The four issued United States patents will expire between November 2016 and February 2019. The issued foreign patents will expire between November 2016 and February 2019. Under our license agreement with WRAIR, we bear financial responsibility for the preparation, filing, prosecution and maintenance of any and all patents and patent applications licensed. With respect to enforcement, we have the right to bring actions to enforce patents licensed under the WRAIR license agreement, subject to WRAIR’s continuing right to intervene, and WRAIR maintains the right to bring enforcement actions if we fail to do so.
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
We are a small company with 115 employees as of June 30, 2007, and we depend to a great extent on principal members of our management and scientific staff. If we lose the services of any key personnel, in particular, Stanley Erck, our President and Chief Executive Officer, or Gregory Glenn, our Chief Scientific Officer, it could significantly impede the achievement of our research and development objectives and could delay our product development programs and approval and commercialization of our product candidates. We do not currently have any key man life insurance policies. While we have entered into agreements with certain of our executive officers relating to severance after a change of control and these officers have agreed to restrictive covenants relating to non-competition and non solicitation, we have not entered into employment agreements with members of our senior management team other than Stanley Erck. Our agreement with Stanley Erck does not ensure that we will retain his services for any period of time in the future. Our success depends on our ability to attract and retain highly qualified scientific, technical and managerial personnel and research partners. Competition among biopharmaceutical and biotechnology companies for qualified employees is intense, and we may not be able to retain existing personnel or attract and retain qualified staff in the future. If we fail to hire and retain personnel in key positions, we will be unable to develop or commercialize our product candidates in a timely manner.
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
We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and The Nasdaq Stock Market will result in a significant initial cost to us as well as an ongoing increase in our legal, audit and financial compliance costs. As a public company, we expect to become subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting for the year ended December 31, 2007. We have commenced the formal process to evaluate our internal controls for purposes of Section 404; however, we cannot assure that our internal control over financial reporting will prove to be effective.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. If we cannot continue to provide reliable financial reports or prevent fraud, our operating results could be harmed. Also, to account for our continued growth, as well the additional reporting obligations under the DHHS contract, we have installed a new financial system, which went live on January 1, 2007. Our experience with this new system is limited and could impact our ability in the future to provide timely financial reports. We have only recently commenced the formal process to evaluate our internal control over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
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
Our directors and executive officers and their affiliates collectively control approximately 32% of our outstanding common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
We currently have in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). In connection with the preparation of this report, our principal executive officer and our principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our quarterly period ended June 30, 2007. They concluded that the controls and procedures are effective and adequate at that time.
Changes in Internal Controls Over Financial Reporting
During the second quarter of 2007, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
We incorporate by reference the information included under “Factors That May Impact Future Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report.
ITEM 4. Submission of Matters to a Vote of Security Holders
At the 2007 annual meeting of stockholders held on June 5, 2007, Iomai stockholders voted as follows:
F. Weller Meyer and R. Gordon Douglas were elected as directors at the meeting. The other directors whose terms of office continued after the meeting M. James Barrett, Richard Douglas, Thomas M. Vernon and Stanley C. Erck.
The shares voted for the election of directors were as follows:

	For	Withheld
F. Weller Meyer	19,199,678	57,968
R. Gordon Douglas	19,060,195	197,451
Abstentions and broker non-votes were counted for determining a quorum, but were not treated as votes cast.
Iomai stockholders voted to approve an amendment to our 2005 Stock Incentive Plan to increase the number of shares of common stock available for issuance under the plan by 850,000 shares, making a total of 2,740,000 shares of common stock reserved and available for issuance.
The shares voted for the amendment to the 2005 Stock Incentive Plan were as follows:

	For	Against	Abstain
To approve amendment to 2005 Stock Incentive Plan	15,651,958	345,354	17,389
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

Dated: August 13, 2007

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