Form 10-Q
period 2007-09-30
IOMAI CORP
filed 2007-11-13
CIK 1125001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 25,581,647 shares of the registrant’s Common Stock outstanding as of November 1, 2007.

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

PART I — FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements
IOMAI CORPORATION
BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,963	$13,847
Marketable securities	—	1,489
Accounts receivable	2,434	62
Prepaid expenses and other current assets	578	500

Total current assets	24,975	15,898

Property and equipment, net	6,718	6,736
Restricted marketable securities	262	268
Other noncurrent assets	283	183

Total assets	$32,238	$23,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,265	$1,598
Accrued expenses	2,932	2,353
Notes payable, current portion	1,109	1,369
Notes payable to related party, current portion	190	176
Capital lease obligation, current portion	—	1

Total current liabilities	5,496	5,497

Notes payable, long-term portion	1,506	1,866
Notes payable to related party, long-term portion	1,203	1,347
Deferred rent	370	340

Total liabilities	8,575	9,050

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized and 25,580,793 shares outstanding at September 30, 2007; and 200,000,000 shares authorized; 19,197,387 shares issued and outstanding at December 31, 2006	256	192
Additional paid-in capital	146,287	114,631
Accumulated deficit	(122,880)	(100,788)

Total stockholders’ equity	23,663	14,035

Total liabilities and stockholders’ equity	$32,238	$23,085

See accompanying notes.

IOMAI CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$2,953	$30	$7,410	$1,435

Cost and expenses:
Research and development	7,347	8,192	24,038	19,922
General and administrative	1,916	1,312	6,165	3,901

Total costs and expenses	9,263	9,504	30,203	23,823

Loss from operations	(6,310)	(9,474)	(22,793)	(22,388)

Other income (expense)
Interest income	298	126	945	421
Interest expense	(74)	(96)	(232)	(291)
Other income (expense), net	(1)	118	(12)	351

Total other income (expense), net	223	148	701	481

Net loss before cumulative effect of a change in accounting principle	(6,087)	(9,326)	(22,092)	(21,907)
Cumulative effect of change in accounting principle	—	—	—	17

Net loss	(6,087)	(9,326)	(22,092)	(21,890)

Dividends on and accretion of convertible redeemable preferred stock	—	—	—	(434)

Net loss available to common stockholders	$(6,087)	$(9,326)	$(22,092)	$(22,324)

Net loss available to common stockholders per share of common stock—basic and diluted	$(0.24)	$(0.55)	$(0.92)	$(1.49)

Weighted-average number of shares of common stock—basic and diluted	25,533,786	16,908,250	24,017,971	15,019,597

See accompanying notes.

IOMAI CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities
Net loss	$(22,092)	$(21,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,188	923
Stock-based compensation expense	1,437	763
Non-cash interest expense and amortization of premium/discount of marketable securities	(19)	(226)
Deferred rent	30	135
Loss on disposal of property and equipment	6	5
Changes in operating assets and liabilities:
Accounts receivable	(2,372)	(30)
Prepaid expenses and other current assets	(79)	(168)
Other noncurrent assets	(101)	51
Accounts payable	(188)	1,181
Accrued expenses	578	(437)

Net cash used in operating activities	(21,612)	(19,693)

Cash flows from investing activities
Purchases of property and equipment	(1,320)	(2,512)
Restricted cash and marketable securities	16	337
Sales of property and equipment	—	7
Sales/maturities of marketable securities	1,500	13,500
Purchases of marketable securities	—	(16,271)

Net cash (used in) provided by investing activities	196	(4,939)

Cash flows from financing activities
Proceeds from the exercise of stock options	83	9
Proceeds from private placement of stock and warrants	31,884	—
Proceeds from initial public offering, net of underwriting commissions	—	32,854
Stock issuance costs	(1,685)	(1,430)
Proceeds from notes payable	496	1,350
Principal payments on notes payable	(1,115)	(1,061)
Proceeds from notes payable to related party	—	279
Principal payments on notes payable to related party	(130)	(209)
Payments under capital lease obligations	(1)	(4)

Net cash provided by financing activities	29,532	31,788

Net increase in cash and cash equivalents	8,116	7,156
Cash and cash equivalents at beginning of period	13,847	5,190

Cash and cash equivalents at end of period	$21,963	$12,346

Supplemental schedule of noncash investing and financing activities
Cash paid for interest	$340	$319

See accompanying notes.

IOMAI CORPORATION
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
The financial statements of Iomai Corporation (the “Company” or “Iomai”) for the three-month and nine-month periods ended September 30, 2007 and 2006 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.
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
Restricted cash and marketable securities
Restricted marketable securities at September 30, 2007 include marketable securities with a face value of $265,000 pledged as collateral to secure payment of notes payable issued to finance, in part, the build-out of the Company’s facilities.
Accounts receivable
Accounts receivable that management has the intent and ability to hold until payment are reported in the balance sheets at outstanding amounts, less the allowance for doubtful accounts. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company maintains an allowance for doubtful accounts, which is determined based on historical experience and management’s expectations of future losses. There was no allowance for doubtful accounts as of September 30, 2007 or December 31, 2006.
Unbilled accounts receivable consist principally of expenses incurred on reimbursable research grants and contracts prior to the end of the period that have not yet been billed to the contracting agent. Unbilled accounts receivable at September 30, 2007 and December 31, 2006 were approximately $2.4 million and $25,000, respectively.
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
4. Lease Amendment
On January 26, 2007, the Company amended its lease to include an additional 7,015 square feet in the facility, comprised of (a) 1,365 square feet under lease by a third party until July 1, 2007 (“Expansion Space A”), and (b) 5,650 square feet under lease to another third party until September 1, 2007 (“Expansion Space B”). The Company now occupies the entire facility and is responsible for all of the operating expenses associated with the facility.
Under the amendment, the Company began leasing and paying a monthly rent of $3,242 for Expansion Space A on July 1, 2007, and began leasing and paying a monthly rate of $13,419 for Expansion Space B on September 1, 2007. The amendment does not change the May 2013 expiration date of the lease.
5. Private Placement
On March 2, 2007, the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company agreed to sell, in a private placement, an aggregate of 6,291,828 units, each unit consisting of one share of common stock, and two warrants to purchase, in total, 0.7 additional shares of common stock, at a purchase price of $5.0675 per unit. The Company received approximately $30.2 million in net proceeds, after expenses, in the private placement. The purchase price for the share component of each unit was $4.98 per share, the closing bid price for the common stock on March 1, 2007. Each warrant provides the right to acquire 0.35 shares of common stock at an exercise price of $5.25 per full share. One warrant type is exercisable at any time until March 2, 2012, and the other type of warrant expired unexercised in accordance with its terms on September 1, 2007.

6. Notes Payable
On June 25, 2007, the Company borrowed an aggregate of $496,189 under its existing equipment financing arrangement to finance the purchase of laboratory equipment. The amount borrowed is represented by a note, which bears interest at 11.51% and contemplates repayment over 48 months in installments of $12,825 each month.
7. Stockholders’ Equity
Stock-Based Compensation
A summary of all stock option plan activity during the nine months ended September 30, 2007 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic Value(1)
	Shares	Exercise Price	Contractual Term	($000s)

Outstanding at December 31, 2006	2,918,805	$2.93
Granted	968,500	$4.53
Exercised	(91,578)	$0.91
Forfeited or expired	(54,101)	$3.50

Outstanding at September 30, 2007	3,741,626	$3.38	7.5	$1,595

Exercisable at September 30, 2007	1,723,845	$2.21	5.8	$1,385

(1)	Calculated using the per-share closing price of the Company’s common stock on September 28, 2007, which was $1.92.
The total fair value of stock options which vested during the three- and nine-month periods ended September 30, 2007, less estimated forfeitures, was approximately $473,000 and $1.4 million, respectively. During the three and nine months ended September 30, 2007, participants exercised stock options totaling 66,705 and 91,578, respectively. The total intrinsic value of stock options exercised during the three- and nine-month periods ended September 30, 2007 was approximately $59,000 and $151,000, respectively. Cash received from option exercise under all stock compensation plans was $61,000 and $83,000 for the three- and nine-month periods ended September 30, 2007, respectively.
As of September 30, 2007, there was approximately $4.7 million of total unrecognized compensation expense, less estimated forfeitures, related to nonvested options under the Company’s stock compensation plans. The expenses are expected to be recognized over a weighted-average period of 2.9 years.
During the three- and nine-month periods ended September 30, 2007, the Company issued 41,500 and 968,500 options, respectively, which vest in equal installments over a four-year period. The weighted-average fair value of the options granted during the three- and nine-month periods ended September 30, 2007 was $1.12 and $2.84 per share, respectively, applying the Black-Scholes option-pricing model utilizing the following weighted-average assumptions and a discussion of management’s methodology for developing each of the assumptions used in the valuation model follows:

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007

Expected dividend yield	0%	0%
Expected volatility	73.3%	72.4%
Risk-free interest rate	4.3%	4.5%
Expected average life of options	5.0	5.0
Expected forfeiture rate	3-7%	3-7%

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
As of September 30, 2007, we had an accumulated deficit of $122.9 million. We expect to incur substantial expenses over the next several years as we expand the clinical trial program for our needle-free travelers’ diarrhea vaccine patch; continue the clinical development of our IS patch to extend the supply of pandemic flu vaccines and our IS patch for elderly receiving flu vaccines; explore the use of new flu antigens for our needle-free flu vaccine patch; increase our manufacturing capabilities for product candidates; and expand our research and development activities.
We anticipate that a substantial portion of our efforts for the remainder of 2007 and throughout 2008 will be focused on conducting additional development for our product candidates in clinical development.

Management Review of First Nine Months of 2007
     The following is a summary of key events that occurred during the first nine months of 2007:
•	We substantially completed three important trials for our needle-free travelers’ diarrhea vaccine during the first nine months of 2007.
o	In September 2007, we presented the results from a Phase 2 field study at the 47th Interscience Conference on Antimicrobial Agents and Chemotherapy (ICACC) held in Chicago. In that study, we observed that travelers who received our needle-free travelers’ diarrhea vaccine were significantly less likely to be sickened as compared with travelers who received a placebo. The Phase 2 field study was designed to evaluate the logistics around how to best conduct a larger pivotal field study for our travelers’ diarrhea program. Based on these interim results, the study met its primary endpoints, which were designed to evaluate the safety of the vaccine and the incidence of illness from enterotoxigenic E. coli (ETEC) bacteria, the most common cause of travelers’ diarrhea. The secondary objectives included evaluation of vaccine preventable outcomes, immunogenicity and stool frequency. The study also gathered data on the protective efficacy of the vaccine. The data showed that of the 59 individuals who received the patch-based vaccine, only three suffered moderate or severe diarrhea, while 23 of the 111 who received a placebo suffered moderate or severe diarrhea, a 75 percent reduction (p=0.007). One of the 59 volunteers in the vaccine group reported severe diarrhea, compared with 12 of the 111 in the placebo group, an 84 percent reduction (p=0.033). No vaccine-related serious adverse events were reported. The study, which was conducted in Mexico and Guatemala, also found that when vaccinated subjects were sickened, the illness lasted only half a day on average, while those in the placebo group endured two days of illness and more than twice as many loose stools. The data from the Phase 2 field study amplify the results observed in our previous challenge study in which 47 healthy volunteers were given either our travelers’ diarrhea vaccine or a placebo and then exposed to high levels of ETEC organisms. The results from the challenge study, published in the journal Vaccine earlier this year, showed that subjects who received the vaccine had significantly fewer loose stools (p=0.04) and were significantly less likely to require intravenous fluids (14 percent compared with 40 percent, p=0.003).

o	The second trial was a Phase 2 placebo-controlled, dose-ranging study for our travelers’ diarrhea vaccine patch. In the dose-ranging trial, four different doses, as well as a placebo patch, were tested, and antibody levels were checked at 21 and 42 days. The interim results from that trial showed that nearly all subjects in the four different dosing groups responded to the vaccine, with even the lowest dose of the vaccine patch applied to the arm evoking a response in more than 95% of subjects.

o	The third trial was a safety and immunogenicity trial of our travelers’ diarrhea vaccine in elderly subjects (65 and older) and healthy adults. In this trial, we compared the safety and immune reaction of elderly subjects given our travelers’ diarrhea vaccine patch with the immune response prompted in healthy adults. Because the immune system is often less able to mount an effective immune response in the elderly, many vaccines do not work well in this group. However, the interim results showed that 100% of subjects who received our travelers’ diarrhea vaccine patch, regardless of age, seroconverted — that is, had an immune response to the vaccine as measured by serum antibody levels. There were also no vaccine-related serious adverse events.
Based on the results from these trials, we intend to move quickly to complete our Phase 2 work for our travelers’ diarrhea vaccine, and we expect to launch our pivotal Phase 3 efficacy trial in late 2008, with the trial being substantially conducted during 2009 in travelers to Guatemala and Mexico. We will be meeting with our scientific advisors over the next few months to review our data and finalize the design of our Phase 3 program. We then intend to meet with the FDA and European regulatory authorities during 2008 to review these plans for our Phase 3 program in order to seek regulatory approval in both the United States and European Union. Before we commence our Phase 3 trial, we plan to conduct at least one more Phase 2 trial to confirm that the patches from our recently installed commercial patch manufacturing line yield immunogenicity results similar to those observed in prior studies. We expect results from this Phase 2 trial in the first half of 2008.

We are also evaluating potential collaborations for our needle-free travelers’ diarrhea vaccine. The remaining development program and potential commercialization of our travelers’ diarrhea vaccine will require substantial additional cash to fund expenses. In particular, we will need additional funding prior to the commencement of our pivotal Phase 3 clinical trial of our needle-free travelers’ diarrhea vaccine, and, based on our current estimates, we expect our Phase 3 program to cost in the range of $30 to $45 million in third-party expenses. Our current strategy includes potentially selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of this product candidate. Based on recent market research, we expect the commercial market for our travelers’ diarrhea vaccine to be between approximately $660 million and $800 million a year. In addition, we believe that we may be able to expand our sales of this product candidate to the military and developing country markets.

•	In mid-January 2007, the Department of Health and Human Services, or DHHS, awarded us a five-year, cost-plus reimbursement contract to fund our development of a dose-sparing patch for use with a pandemic flu vaccine. If the product is developed through licensure, the total cost reimbursed by DHHS, plus a fixed fee, is estimated to be $128 million. During the first 15 months of the contract, DHHS has allotted approximately $14.5 million for us to assess the safety and dose-sparing potential of the patch in an initial clinical trial and to develop plans on how we would produce 150 million IS patches in a six-month period, as required under the contract. Once we demonstrate the safety and dose-sparing capability of our IS patch, we hope to sell up to 150 million IS patches to the United States government for its stockpile of pandemic flu products. In April 2007, we submitted our first milestone under this contract in the form of a product development plan, and in July 2007, we submitted our second milestone in the form of a clinical and regulatory development plan. During the third quarter of 2007, we initiated a 500-subject Phase 1/2 clinical trial to assess the safety and immunogenicity of the IS patch, and we expect data from this trial to be available in the second quarter of 2008.

•	In late May 2007, we announced interim results from the Phase 1 clinical trial of our needle-free vaccine for seasonal influenza. The study compared the immune responses generated by our needle-free vaccine patch and an injected intramuscular vaccine. Both vaccines contained the same three flu antigens from a split-virus influenza vaccine. The trial showed that our needle-free vaccine patch stimulated an immune response to each of the three antigens in a dose-dependent manner; however, the results show that the injected vaccine prompted a greater immune response compared with our patch vaccine. While use of a split-virus is the traditional approach for injected flu vaccines, we believe that the method by which split-virus antigens are processed varies from one manufacturer to another. The use of a particular process by one manufacturer can result in highly crossed-linked antigens and may be difficult to efficiently deliver in a skin patch. Such antigens may not be best suited for patch application, so we are now working on a preclinical program that is exploring other types of flu antigens that may be a better match for our needle-free patch. Preliminary research suggests that use of other flu antigens may be better suited for TCI administration, and we are adjusting our development and partnering plan accordingly. The timing of future trials of our needle-free seasonal flu vaccine will be determined in part by the availability of antigens from either our internal programs or in collaboration with a partner.

•	In January 2007, we amended our lease to acquire access to approximately 7,000 additional square feet in our building during the third quarter of 2007. We now occupy the entire building, which houses our principal laboratories, pilot manufacturing facility and corporate offices in approximately 53,500 square feet, through May 2013.

•	In early March 2007, we raised $30.2 million in net proceeds when we sold 6,291,828 units, each unit consisting of one share of our common stock and two warrants to purchase, in total, 0.7 additional shares of Common Stock, at a purchase price of $5.0675 per unit. The purchase price for the share component of each unit was $4.98 per share. Each warrant provides the right to acquire 0.35 shares of common stock at an exercise price of $5.25 per full share. One warrant is exercisable at any time until March 2, 2012, and the other warrant expired unexercised in accordance with its terms on September 1, 2007.

•	In late June 2007, we borrowed approximately $500,000 to finance the purchase of laboratory equipment under our existing line of credit. The amount financed is represented by a note in the amount of $496,189, which bears interest at 11.51% and contemplates repayment over 48 months in installments of $12,825 each month.
Historical Results of Operations / Liquidity & Capital Resources
Revenues
Prior to 2007, our revenues were generally limited to amounts we received under U.S. federal grant programs, and we had only one small grant active during the first nine months of 2007. With the award of the DHHS contract in mid-January 2007, we expect our principal source of revenue to come from reimbursement of expenses incurred under that contract up to $14.5 million during the fifteen-month period following contract award. During the first nine months of 2007, we recognized government contract revenues of approximately $7.4 million. These amounts include reimbursement for our employees’ time and benefits and other expenses related to performance under the DHHS contract.
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
We expense both internal and external research and development costs as incurred, other than those capital expenditures that have alternative future uses, such as the build-out of our pilot plant. Due to the early stage of development of our product candidates, we at times have to allocate certain costs across multiple product candidates. The following table shows, for the periods presented, our estimate of the total costs that have been incurred for our lead product candidates from January 1, 2003 to September 30, 2007:

	Nine months ended September 30,		Cumulative Since
Product Candidate	2007	2006	January 1, 2003
	(in thousands)
Needle-free travelers’ diarrhea vaccine patch	$9,443	$11,480	$36,371
IS patch for pandemic flu	6,693	1,916	11,698
IS patch for elderly receiving flu vaccines	1,105	949	16,921
Needle-free flu vaccine patch	4,119	4,228	17,213
Other programs	2,678	1,349	14,084

TOTAL	$24,038	$19,922	$96,287
We expect that our research and development costs will continue to be substantial and that they will increase as we advance our current portfolio of product candidates through clinical trials and move other product candidates into preclinical and clinical trials.

General and administrative expense
General and administrative expense consists primarily of compensation for employees in executive and administrative functions, including finance and accounting, business development, and corporate development. Other significant costs include facilities costs and professional fees for accounting and legal services. With the completion of our initial public offering, our general and administrative expenses have increased due to increased costs for insurance, professional fees, public company reporting requirements, and investor relations costs associated with operating as a publicly-traded company. In addition, there will likely be further increases going forward related to compliance with the Sarbanes Oxley Act of 2002.
RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2007 and 2006

	Three months ended September 30,
(in thousands, except percentages)	2007	2006	$ Change	% Change
Revenues	$2,953	$30	$2,923	9743.3%
Costs & Expenses:
Research & development	7,347	8,192	(845)	(10.3)%
General & administrative	1,916	1,312	604	46.0%

Total costs & expenses	9,263	9,504	(241)	(2.5)%

Other income (expense)	223	148	75	50.7%

Net loss	$(6,087)	$(9,326)	$3,239	(34.7)%
Revenues. We recognized revenues of approximately $3.0 million under our DHHS contract for the three months ended September 30, 2007, and approximately $30,000 under government grants for the three months ended September 30, 2006. Grant revenues in the third quarter of 2006 were principally from reimbursable expenses incurred under our two-year grant awarded by the National Institutes of Health (NIH) for further development of our IS patch technology for pandemic flu applications that was originally awarded in January 2005.
Research and Development Expenses. The $845,000 decrease in research and development expenditures was principally due to lower clinical trial costs associated with our travelers’ diarrhea program, as there were fewer ongoing clinical trials in that program in 2007, and to lower outside service costs associated with our skin prep system (SPS) development. These decreases were partially offset by: (1) higher payroll and stock compensation costs associated with a 19% increase in full-time employee equivalents, (2) higher facility costs associated with leasing additional space, and (3) increased animal study costs associated with our needle-free flu and adjuvant development programs.
General and Administrative Expenses. The $604,000 increase in general and administrative expenses was principally due to higher payroll and stock compensation costs associated with a 52% increase in full-time employee equivalents and to higher consulting costs associated with market studies.
Interest Income (Expense) and Other — Net. The net interest and other income reflects the interest received on our cash and marketable securities, offset by interest expense on financing to purchase equipment and leasehold improvements. The $75,000 increase in net interest and other income was a result of a higher cash balance in 2007.
Net Loss. The $3.2 million decrease in our net loss for the three months ended September 30, 2007 was principally a result of revenue from our DHHS contract awarded in January 2007.

Comparison of the nine months ended September 30, 2007 and 2006

	Nine months ended September 30,
(in thousands, except percentages)	2007	2006	$ Change	% Change
Revenues	$7,410	$1,435	$5,975	416.4%
Costs & Expenses:
Research & development	24,038	19,922	4,116	20.7%
General & administrative	6,165	3,901	2,264	58.0%

Total costs & expenses	30,203	23,823	6,380	26.8%

Other income (expense)	701	481	220	45.7%
Cumulative effect of a change in accounting principle	—	17	(17)	—

Net loss	$(22,092)	$(21,890)	$(202)	0.9%
Revenues. We recognized revenues of approximately $7.4 million under our DHHS contract for the nine months ended September 30, 2007 and approximately $1.4 million under government grants for the nine months ended September 30, 2006. Grant revenues in the first nine months of 2006 were principally from reimbursable expenses incurred under our two-year NIH grant awarded for further development of our IS patch technology for pandemic flu applications that was originally awarded in January 2005.
Research and Development Expenses. The $4.1 million increase in research expenditures was driven by five major factors associated with supporting our clinical and product development programs: (1) higher payroll and stock compensation costs associated with a 33% increase in full-time employee equivalents, (2) increased clinical trial activity in our pandemic flu and needle-free flu programs, offset by a decrease in travelers’ diarrhea program, (3) increased animal study costs associated with the DHHS contract, (4) higher facility costs associated with leasing additional space, and (5) higher contract manufacturing costs associated with procuring and finishing the pandemic flu vaccine for the planned clinical trial under the DHHS contract. These increased costs were partially offset by lower outside service costs associated with our skin prep system (SPS) development.
General and Administrative Expenses. The $2.3 million increase in general and administrative expenses was principally due to higher payroll and stock compensation costs associated with a 58% increase in full-time employee equivalents; and to higher consulting costs associated with the DHHS contract, market studies and implementation of a new financial system, including the government-contract billing system.
Interest Income (Expense) and Other — Net. The net interest and other income reflects the interest received on our cash and marketable securities, offset by interest expense on financing to purchase equipment and leasehold improvements. The $220,000 increase in net interest and other income was a result of a higher cash balance in 2007.
Net Loss. The $202,000 increase in our net loss was principally a result of increased research and development and general and administrative expenses in the nine months ended September 30, 2007.
Liquidity and capital resources
We have incurred annual operating losses since inception, and, as of September 30, 2007, we had an accumulated deficit of $122.9 million. We expect to incur increasing and significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and expand our operations. Since our inception, we have financed our operations primarily through the sale of equity securities, interest income earned on cash, cash equivalents, and short-term investment balances, and debt. We have also generated funds from collaborative partners and research grants and contracts.

As of September 30, 2007 we had approximately $22.0 million in unrestricted cash, cash equivalents, and marketable securities, and an additional $2.4 million in accounts receivable, largely under our DHHS contract. We have used cash primarily to finance our research operations, including clinical trials. These costs will be offset by reimbursements from DHHS under our pandemic flu contract, which was awarded in January 2007. DHHS has allotted approximately $14.5 million in the first 15 months of that contract, and we expect to be reimbursed for research, development and capital costs associated with the preclinical and clinical testing of the IS patch under the contract on a monthly basis. We invest in cash equivalents and US government and agency obligations. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our marketable securities are classified as available-for-sale. These securities are carried at fair value, plus any accrued interest.
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
Our future cash requirements include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs. We have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our potential payments to be $20.5 million over the term of currently ongoing studies. Through September 30, 2007, approximately $15.4 million of this amount has been expensed as research and development expenses, In addition, $13.8 million has been paid related to these clinical studies. The timing of our expense recognition and future payments related to these agreements are subject to the enrollment of volunteers and performance by the applicable institutions of certain services. The actual amounts we pay out will depend on a range of factors outside of our control, including the success of our pre-clinical and clinical development efforts with respect to any products being developed, the content and timing of decisions made by the FDA and other regulatory authorities, and other factors affecting future operating results. As we expand our clinical studies, we plan to enter into additional agreements.
The following table summarizes sources and uses of cash and cash equivalents for the nine months ended September 30, 2007 and 2006.

	Nine months ended September 30,
(in thousands)	2007	2006	$ Change
Net cash used in operating activities	$(21,612)	$(19,693)	$(1,919)
Net cash (used in) provided by investing activities	196	(4,939)	5,135
Net cash provided by (used in) financing activities	29,532	31,788	(2,256)

Net increase (decrease) in cash and cash equivalents	8,116	7,156	960
Cash and cash equivalents at end of period	$21,963	$12,346	$9,617

The $1.9 million increase in net cash used in operations was primarily attributable to the increase in net loss and an increase in accounts receivable from the prior period. As we develop our technologies and further our clinical trial programs, we expect to increase our spending. Our future ability to generate cash from operations will depend on achieving regulatory approval of our products, market acceptance of such products, and our ability to enter into collaborations.
The $5.1 million increase in net cash provided by investing activities was principally the result of investing the proceeds from our initial public offering in February 2006. During the nine months ended September 30, 2007, we invested our available cash in short-term treasury funds because of a flat yield curve. Consequently, during this period, we did not invest any of our available cash in marketable securities and we received $1.5 million from the maturity of prior such investments, as compared to $16.2 million of our available cash invested in marketable securities and proceeds of $13.5 million from the maturity of such investments for the nine months ended September 30, 2006. Additionally, for the nine months ended September 30, 2007, we invested approximately $1.3 million in the purchase of equipment, furniture, and fixtures, for our pilot manufacturing facility and our build-out of additional office and laboratory space, as compared to approximately $2.5 million for such purchases in 2006.
The $2.3 million decrease in net cash provided by financing activities was principally the result of the difference in net proceeds between the March 2007 private placement and our initial public offering in February 2006. The March 2007 private placement resulted in approximately $30.2 million in net proceeds, while the company’s initial public offering in February 2006 resulted in approximately $30.9 million in net proceeds. During the nine months ended September 30, 2007, and 2006, net proceeds from debt borrowings totaled approximately $500,000 and $1.4 million, respectively, as we financed the build-out of additional office space during the first nine months of 2006.
The following summarizes our long-term contractual obligations as of September 30, 2007:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
			(in thousands)
Long-Term Debt (1)	$4,881	$1,667	$2,188	$808	$218

Operating Lease Obligations	7,139	1,187	2,478	2,579	895

Total	$12,020	$2,854	$4,666	$3,387	$1,113

(1)	Includes interest payable in the period.
In January 2007, we amended our lease to acquire access to approximately 7,000 additional square feet in our building over the course of the first nine months of 2007. We now occupy the entire building.
Under our existing license agreements, we could be required to pay up to a total of approximately $800,000 for each product candidate in milestone payments through product approval, in addition to sales milestones, and royalties on commercial sales, if any occur.
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

Off-Balance Sheet Arrangements
As of September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.
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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (SFAS 123(R)), using the modified-prospective-transition method. The recognition provisions have been applied to all employee awards granted, modified, or settled after January 1, 2006. As we have expensed options since 2003, the adoption of SFAS 123(R) did not have a material impact on our stock-based compensation expenses, and management believes that the adoption of SFAS 123(R) will not have a material impact on its financial statements going forward. We have continued to use the Black-Scholes-Merton formula to estimate the value of stock-based awards with the adoption of SFAS 123(R).

With the adoption of SFAS 123(R), we recognized in our statement of operations for the nine months ended September 30, 2006 a one-time charge recorded as the cumulative effect of a change in accounting principle, which reflects an estimate of forfeitures for unvested awards outstanding as of the adoption of SFAS 123(R). This charge represents a reduction in the compensation cost for prior periods for any unvested options remaining that would not have been recognized in those prior periods had forfeitures for such unvested options been estimated during those prior periods. The cumulative effect for this change in accounting principle totaled $16,726 and is recorded on the statement of operations for the nine months ended September 30, 2006.
As of September 30, 2007, we anticipate recognizing approximately $4.7 million of total unrecognized compensation expense, less estimated forfeitures, related to nonvested options under the stock compensation plans in future periods. These expenses are expected to be recognized over a weighted-average period of 2.9 years.
Based on the closing price of our stock on September 30, 2007, the intrinsic value of options outstanding as of that date was $1.6 million, of which $1.4 million related to vested options and $200,000 related to unvested options.
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
We have incurred substantial losses since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Our net loss for the nine months ended September  30, 2007 was $22.1 million. As of September 30, 2007, we had an accumulated deficit of approximately $122.9 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We expect to incur additional operating losses in the future, and we expect these losses to increase significantly, whether or not we generate revenue, as we expand our product development and clinical trial efforts. These losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.
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
As of September 30, 2007, we had approximately $22.0 million in unrestricted cash, cash equivalents and marketable securities. We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to conduct our research and development programs. On January 17, 2007, we were awarded a five-year, $128 million contract by DHHS to fund our development of a dose-sparing patch for use with a pandemic flu vaccine. During the first 15 months of the contract, DHHS has allotted approximately $14.5 million to reimburse us for our activities under that contract. Also, on March 2, 2007, we closed a private placement in which we raised approximately $30.2 million in net proceeds after expenses. We believe that our current working capital and reimbursement of expenses under our existing government grants and contracts will be sufficient to fund our operating expenses and capital requirements into the second half of 2008, although we cannot assure you that we will not require additional funds before then as our operating plan may change as a result of many factors currently unknown to us. In particular, we will need additional funding prior to the commencement of our pivotal Phase 3 clinical trial of our needle-free travelers’ diarrhea vaccine, which we expect to commence in late 2008 and, based on our current estimates, we expect our Phase 3 program to cost in the range of $30 to $45 million in third-party expenses. We also may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:
•	the number, size and complexity of our clinical trials;

•	our progress in developing our product candidates;

•	the timing of and costs involved in obtaining regulatory approvals;

•	costs of manufacturing our product candidates;

•	costs to maintain, expand and protect our intellectual property portfolio; and

•	costs to develop our sales and marketing capability.

We expect to raise additional funds in advance of when we exhaust our cash resources, which, if we raise additional funds by issuing equity securities, will result in further dilution to our stockholders. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technology, product candidates or products that we would otherwise seek to develop or commercialize ourselves, or to grant licenses on terms that are not favorable to us.
We do not know whether additional financing will be available on commercially acceptable terms when needed. If adequate funds are not available or are not available on commercially acceptable terms, we may need to downsize or halt our operations and may be unable to continue developing our products.
We will need to demonstrate the safety and efficacy of our needle-free travelers’ diarrhea vaccine in one or more Phase 3 clinical trials in order to obtain approval by the FDA and other regulatory authorities, and there can be no assurance that our needle-free travelers’ diarrhea vaccine will achieve positive results in further clinical testing.
Positive results in early clinical trials of a vaccine candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in earlier-stage development.
Although our recently completed Phase 2 field trial of our needle-free travelers’ diarrhea vaccine showed that our vaccine resulted in a 75% reduction in moderate-to severe diarrhea from any cause, there can be no assurance that the planned Phase 3 efficacy trial for the prevention of travelers’ diarrhea treatment, which we intend to initiate in late 2008, will achieve similar positive results against travelers’ diarrhea of any cause. A number of factors could contribute to a lack of positive results in our planned Phase 3 clinical trial. For example, the incidence of diarrhea or causative organisms could be different in a particular year than we predict, the performance of our patch system may not replicate results observed in prior trials, and we may not meet our recruitment targets because of changes in travel patterns. Our current rationale for selecting the primary endpoints for our travelers’ diarrhea vaccine is based on existing clinical trial results and our understanding of the mechanism of action of this product candidate. However, our understanding of the product candidate’s mechanism of action may be incomplete or incorrect, or the mechanism may not be clinically relevant to preventing travelers’ diarrhea. In such cases, our product candidate may prove to be ineffective in the Phase 3 efficacy clinical trial.
We presently intend to seek regulatory approval for our needle-free travelers’ diarrhea vaccine in both the United States and the European Union, so we plan to meet with the FDA and European regulatory authorities during 2008 to review our plans for the Phase 3 trials for this product candidate. At this time, we are evaluating various possible primary endpoints. We can give no assurances, however, that the FDA, European Medicines Agency (EMEA), or any other regulatory body will not require a different primary endpoint or additional efficacy endpoints for registration. Moreover, given that we currently plan to follow only travelers to Guatemala and Mexico in the efficacy trial, the FDA, EMEA and other regulatory authorities may not allow us to claim prevention of travelers’ diarrhea on a global basis without additional sites in other endemic areas. If the FDA or EMEA requires different or any additional efficacy endpoints, we may be required to conduct larger or longer Phase 3 clinical trials than currently planned to achieve a statistically significant result to enable approval of our needle-free travelers’ diarrhea vaccine.
Prior to our end-of-Phase 2 meeting with the FDA, we plan to conduct at least one more Phase 2 trial to confirm that the patches from our recently installed commercial patch manufacturing line yield immunogenicity results similar to those observed in prior studies. We expect results from this Phase 2 trial in the first half of 2008. If the results of this trial do not confirm data from our prior studies, or if, after our end-of-Phase 2 meeting, the FDA requires us to conduct additional Phase 2 clinical trials of our needle-free travelers’ diarrhea vaccine prior to initiating our Phase 3 efficacy trial, we will incur significant additional development costs, and the initialization of our Phase 3 program may be delayed or cancelled.

While we believe that our travelers’ diarrhea vaccine may be amenable to self-administration, in our recently completed Phase 2 field trial, medical professionals administered the vaccine. Whether any approved product would be self-administered would depend on many factors, including the outcome of any future studies evaluating self-administration and the views of regulatory agencies.
If we do not receive positive results in our Phase 3 clinical program for our needle-free travelers’ diarrhea vaccine, we may not be able to obtain regulatory approval or commercialize this product and our development of our needle-free travelers’ diarrhea vaccine may be delayed or cancelled.
The success of some programs may depend on licensing biologics from, and entering into collaboration arrangements with, third parties. We cannot be certain that our licensing or collaboration efforts will succeed or that we will realize any revenue from them.
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
We are also evaluating potential collaborations for our needle-free travelers’ diarrhea vaccine. The remaining development program and potential commercialization of our travelers’ diarrhea vaccine will require substantial additional cash to fund expenses. In particular, we will need additional funding prior to the commencement of our pivotal Phase 3 clinical trial of our needle-free travelers’ diarrhea vaccine, and, based on our current estimates, we expect our Phase 3 program to cost in the range of $30 to $45 million in third-party expenses. Our current strategy includes potentially selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of this product candidate. We are currently evaluating whether to advance this program ourselves or through one or more collaborations. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development of a particular drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our drug candidates to market and generate product revenue.
A failure to enter into a collaboration could delay development of either of these product candidates. Also, we may not establish a direct sales force for any of our products and, therefore, may need to establish marketing arrangements with third parties or major pharmaceutical companies.
Our ability to enter into agreements with commercial partners depends in part on convincing them that our TCI technology can help achieve and accelerate their goals or efforts. This may require substantial time and effort on our part. While we anticipate expending substantial funds and management effort, we cannot assure you that a strategic relationship will result or that we will be able to negotiate additional strategic agreements in the future on acceptable terms, if at all. Furthermore, we may incur significant financial commitments to collaborators in connection with potential licenses and sponsored research agreements. Generally, we will not be able to directly control the areas of responsibility undertaken by our strategic partners and we will be adversely affected should these partners prove unable to carry the product candidates forward to full commercialization or should they lose interest in dedicating the necessary resources toward developing such products quickly.

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
To date, our product candidates have been manufactured in small quantities by us and third party manufacturers for preclinical and clinical trials. As we prepare our facility for Phase 3 and commercial manufacturing, this will require scale up of our fermentation, downstream processing and patch manufacturing as compared to our current levels. For example, we have recently installed manufacturing equipment capable of producing initial commercial quantities of our vaccine patches. We also intend to conduct some modifications to our pilot plant during the first half of 2008 in order to ready it for production of Phase 3 materials. These projects may result in unanticipated delays and cost more than expected due to a number of factors, including complying with current Good Manufacturing Practices, or cGMP regulations for commercial production, such as qualification and validation of these equipment, and this could result in the delay of initiation of our planned Phase 3 trials and commercial launch of products.
Presently, we plan to conduct at least one more Phase 2 trial for our needle-free travelers’ diarrhea vaccine to confirm that the patches from this recently installed commercial patch manufacturing line yield immunogenicity results similar to those observed in prior studies. We expect results from this Phase 2 trial in the first half of 2008. If the results of this trial do not confirm data from our prior studies, we may incur significant additional development costs and initialization of our Phase 3 program may be delayed or cancelled.

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
Approval by the FDA of our IS patch with flu vaccines will be based on clinical data with the relevant commercial flu vaccines. In order for our IS patch to gain approval from the FDA for use with multiple commercially available injectable flu vaccines, we may need to conduct multiple clinical trials of our IS patch with multiple flu vaccines developed by different manufacturers. This may substantially expand the cost and time required for the clinical trials of our IS patch, which could delay its potential approval by the FDA and its commercialization.

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

We intend to meet with the FDA and European regulatory authorities during 2008 to review our plans for the Phase 3 trial for our needle-free travelers’ diarrhea vaccine to seek regulatory approval in both the United States and European Union. At this time, we are evaluating various possible primary endpoints. We can give no assurances, however, that the FDA, EMEA, or any other regulatory body will not require a different primary endpoint or additional efficacy endpoints for registration. Moreover, given that we currently plan to follow only travelers to Guatemala and Mexico in the efficacy trial, the FDA, EMEA and other regulatory authorities may not allow us to claim prevention of travelers’ diarrhea on a global basis without additional sites in other endemic areas. If the FDA or EMEA requires different or any additional efficacy endpoints, it could limit the indications for which our travelers’ diarrhea vaccine might be approved, and an approval for a limited indication could negatively our ability to market and sell this product candidate. In addition, if, after regulatory approval, we would desire to expand the indication or apply for a different indication, we will be required to file a supplementary application, along with the necessary clinical data to support any new label claims. In this case, we may incur significant additional development costs, and we may not be able to obtain regulatory approval or commercialize this product for the new indication in an acceptable timeframe.
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
Federal regulatory reforms may create additional burdens that would cause us to incur additional costs and may adversely affect our ability to commercialize our products.
From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, on September 27, 2007, the Food and Drug Administration Amendments Act of 2007 (FDAAA) was enacted, giving the FDA enhanced post-market authority, including the authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluation and mitigation strategies approved by the FDA. The FDA’s post-market authority takes effect 180 days after the enactment of the law. Failure to comply with any requirements under the FDAAA may result in significant penalties. The FDAAA also authorizes significant civil money penalties for the dissemination of false or misleading direct-to-consumer advertisements and allows the FDA to require companies to submit direct-to-consumer television drug advertisements for FDA review prior to public dissemination. Additionally, the new law expands the clinical trial registry so that sponsors of all clinical trials, except for Phase 1 trials, are required to submit certain clinical trial information for inclusion in the clinical trial registry data bank. The FDA’s exercise of its new authority could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale of approved products. In addition to the FDAAA, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted, or FDA regulations, guidance or interpretations will change, and what the impact of such changes, if any, may be.

If physicians and patients do not accept our products, we may be unable to generate significant revenue.
Even if any of our vaccine candidates obtain regulatory approval, they still may not gain market acceptance among physicians, patients and the medical community, which would limit our ability to generate revenue and would adversely affect our results of operations. Physicians will not recommend products developed by us or our collaborators until clinical data or other factors demonstrate the safety and efficacy of our products as compared to other available treatments. Even if the clinical safety and efficacy of our products is established, physicians may elect not to recommend these products for a variety of factors, including the reimbursement policies of government and third-party payors. There are other established treatment options for the diseases that many of our product candidates target, such as travelers’ diarrhea and the flu. In order to successfully launch a product based on our TCI technology, we must educate physicians and patients about the relative benefits of our products. If our products are not perceived as easy and convenient to use, for example as compared to an injectable vaccine or antibiotics, or are perceived to present a greater risk of side effects or are not perceived to be as effective as other available treatments, physicians and patients might not adopt our products. A failure of our technology to gain commercial acceptance would have a material adverse effect on our business. We expect that, if approved for commercialization, our needle-free travelers’ diarrhea vaccine patch will be paid for by patients out of pocket. We originally designed our needle-free travelers’ diarrhea vaccine patch to protect against only those cases of travelers’ diarrhea caused by enterotoxigenic E. coli bacteria, or ETEC, and in which the LT toxin is present. We estimate this to be approximately one-third of all cases of travelers’ diarrhea. If we don’t expand the label to protect against other forms of travelers’ diarrhea, this could limit commercial acceptance of this product. Because our needle-free flu vaccine patch and IS patch candidates are targeted at preventing or ameliorating the effects of flu infection, if the launch of these products for a particular flu season fails, we may not receive significant revenues from that product until the next season, if at all. See the risk factors set forth below entitled “Our competitors may have superior products, manufacturing capability or marketing expertise,” “Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products,” and “We have no experience in sales, marketing and distribution and will depend on the sales and marketing efforts of third parties.”
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

As we do not expect to have regulatory approval for any of our TCI-based product candidates by April 2008, we have requested an extension of the April 2008 milestone. If we violate the terms of the WRAIR license, or otherwise lose our licensed rights to the TCI technology, we would likely be unable to continue to develop our products. WRAIR and third parties may dispute the scope of our rights to the TCI technology under the license. Additionally, WRAIR may breach the terms of its obligations under the license or fail to prevent infringement or fail to assist us to prevent infringement by third parties of the patents underlying the licensed TCI technology. Loss or impairment of the WRAIR license for any reason could materially harm our financial condition and operating results.
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
We base our TCI technology in large part on innovations for which WRAIR has sought protection under the United States and certain foreign patent laws. We consider patent protection of our TCI technology to be critical to our business prospects. As of November 5, 2007, there are four issued United States patents, 42 issued foreign patents and 44 United States and foreign patent applications relating to TCI and improvements on the technology. The four issued United States patents will expire between November 2016 and February 2019. The 42 issued foreign patents will expire between November 2016 and February 2019. Under our license agreement with WRAIR, we bear financial responsibility for the preparation, filing, prosecution and maintenance of any and all patents and patent applications licensed. With respect to enforcement, we have the right to bring actions to enforce patents licensed under the WRAIR license agreement, subject to WRAIR’s continuing right to intervene, and WRAIR maintains the right to bring enforcement actions if we fail to do so.
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
We are a small company with 109 employees as of September 30, 2007, and we depend to a great extent on principal members of our management and scientific staff. If we lose the services of any key personnel, in particular, Stanley Erck, our President and Chief Executive Officer, or Gregory Glenn, our Chief Scientific Officer, it could significantly impede the achievement of our research and development objectives and could delay our product development programs and approval and commercialization of our product candidates. We do not currently have any key man life insurance policies. While we have entered into agreements with certain of our executive officers relating to severance after a change of control and these officers have agreed to restrictive covenants relating to non-competition and non solicitation, we have not entered into employment agreements with members of our senior management team other than Stanley Erck. Our agreement with Stanley Erck does not ensure that we will retain his services for any period of time in the future. Our success depends on our ability to attract and retain highly qualified scientific, technical and managerial personnel and research partners. Competition among biopharmaceutical and biotechnology companies for qualified employees is intense, and we may not be able to retain existing personnel or attract and retain qualified staff in the future. If we fail to hire and retain personnel in key positions, we will be unable to develop or commercialize our product candidates in a timely manner.
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
There are multiple influenza vaccines approved for sale in both the United States and Europe. In many cases, these products are manufactured and distributed by pharmaceutical companies with substantial resources, such as Novartis AG, GlaxoSmithKlineplc, sanofi-aventis SA, Solvay SA and MedImmune, Inc. FluMist, a nasal flu vaccine, has received marketing approval from the FDA and would compete against our needle-free flu vaccine. We are also aware of other flu vaccine candidates to be delivered by alternative methods, such as nasal spray and skin delivery, which, if approved, would compete against our needle-free flu vaccine. In addition, we know of multiple flu vaccine candidates that incorporate adjuvants to enhance immune responses, particularly in the elderly. Some of these adjuvanted flu vaccines are being developed by pharmaceutical companies with substantial resources, such as sanofi-aventis, GlaxoSmithKline and Novartis. These adjuvanted vaccines would compete against our IS patch for the elderly and for pandemic flu applications. For example, both GlaxoSmithKline and Novartis were awarded “dose-sparing” contracts by DHHS totaling $63.3 million and $54.8 million, respectively, in January 2007 to develop pandemic flu vaccines with their proprietary adjuvant systems. Both GlaxoSmithKline and Novartis have reported separately initial data indicating that low doses (3.8 ug and 7.5 ug, respectively) of their respective adjuvanted pandemic flu vaccines have elicited immune responses at levels considered protective by health authorities, as well as strong immune responses against “drifted” strains of pandemic flu that have changed over time. In addition, sanofi-aventis has a micro-injection flu vaccine in Phase 3 clinical trials aimed at providing a superior immune response in the elderly.

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
Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third party payors increasingly attempt to contain health care costs by limiting both coverage and the level of reimbursement for new biopharmaceutical products and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. In the United States, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to market and sell our product candidates profitably. In particular, in December 2003, President Bush signed into law new Medicare prescription drug coverage legislation which went into effect on January 1, 2006. Under this legislation, the Centers for Medicare and Medicaid Services, or CMS, the agency within the Department of Health and Human Services that administers Medicare and is responsible for reimbursement of the cost of drugs, has asserted the authority of Medicare to elect not to cover particular drugs if CMS determines that the drugs are not “reasonable and necessary” for Medicare beneficiaries or to elect to cover a drug at a lower rate similar to that of drugs that CMS considers to be “therapeutically comparable.” Changes in reimbursement policies or health care cost containment initiatives that limit or restrict reimbursement for our products may cause our potential revenues to decline. Third party insurance coverage may not be available to patients for any product candidates we discover and develop, alone or through our strategic relationships. If government and other third party payors do not provide adequate coverage and reimbursement levels for our product candidates, the market acceptance of these product candidates maybe reduced.
We have no experience in sales, marketing and distribution and will depend on the sales and marketing efforts of third parties.
We plan to establish marketing arrangements with third parties or major pharmaceutical companies and do not expect to establish direct sales capability for several years. However, these types of marketing arrangements might not be available on commercially acceptable terms, or at all. In the future, to market any of our product candidates directly, we will need to develop a marketing and sales force with technical expertise and distribution capability. To the extent that we enter into marketing or distribution arrangements, any revenues we receive will depend upon the efforts of third parties. We cannot assure you that we will be successful in gaining market acceptance for any products we may develop.

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
We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and The Nasdaq Stock Market will result in a significant initial cost to us as well as an ongoing increase in our legal, audit and financial compliance costs. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting for the year ended December 31, 2007. We have commenced the formal process to evaluate our internal controls for purposes of Section 404; however, we cannot assure that our internal control over financial reporting will prove to be effective.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. If we cannot continue to provide reliable financial reports or prevent fraud, our operating results could be harmed. Also, to account for our continued growth, as well the additional reporting obligations under the DHHS contract, we have installed a new financial system, which went live on January 1, 2007. Our experience with this new system is limited and could impact our ability in the future to provide timely financial reports. We have commenced the formal process to evaluate our internal control over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, uncertainty exists regarding our ability to comply by applicable deadlines. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
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
Our directors and executive officers and their affiliates collectively control approximately 31% of our outstanding common stock. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
We currently have in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). In connection with the preparation of this report, our principal executive officer and our principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our quarterly period ended September 30, 2007. They concluded that the controls and procedures are effective and adequate at that time.
Changes in Internal Controls Over Financial Reporting
During the third quarter of 2007, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IOMAI CORPORATION
/s/ Stanley C. Erck
Stanley C. Erck
President and Chief Executive Officer

/s/ Russell P. Wilson
Russell P. Wilson
Chief Financial Officer

Dated: November 12, 2007

Exhibit Index

Exhibit No.		Description

3.1.3	(1)	Third Amended and Restated Certificate of Incorporation

3.2.3	(2)	Third Amended and Restated By-laws

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Form S-1/A (File No. 333-128765) and incorporated herein by reference thereto.

(2)	Previously filed as an exhibit to the Company’s Form 8-K filed March 24, 2006 and incorporated herein by reference thereto.

(3)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.