Form 10-K
period 2007-12-31
IOMAI CORP
filed 2008-03-27
CIK 1125001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 000-51709
Iomai Corporation
(exact name of registrant as specified in its charter)

Delaware	52-2049149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20 Firstfield Road, Gaithersburg, Maryland 20878
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code:
(301) 556-4500
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value Per Share	The NASDAQ Global Market
(Title of each Class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2007 was $34,585,283. There were 25,593,248 shares of the registrant’s Common Stock outstanding as of March 18, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement for the registrant’s 2008 Annual Meeting of Stockholders to be held on May 14, 2008, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year of December 31, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

     Iomai®, Transcutaneous Immunizationtm, TCItm, Immunity That’s More Than Skin Deep™ and the Iomai logo are trademarks or service marks of Iomai Corporation. All other trademarks and service marks appearing in this report are the property of their respective holders.

PART I
Item 1. Business
OVERVIEW
     We are a biopharmaceutical company focused on the discovery, development and commercialization of vaccines and immune system stimulants delivered to the skin via a novel, needle-free technology called transcutaneous immunization, or TCI. TCI exploits the unique benefits of Langerhans cells, a major group of antigen-presenting cells found in the outer layers of the skin, to generate an enhanced immune response. TCI has the potential to enhance the efficacy of existing vaccines, enable new vaccines that are viable only through transcutaneous administration and expand the global vaccine market. None of our product candidates has been approved for commercial sale by the U.S. Food and Drug Administration or any comparable foreign agencies. We are developing two distinct product applications: (1) a needle-free vaccine patch and (2) an immunostimulant, or IS, patch. We currently have four product candidates in development: one to prevent travelers’ diarrhea and three targeting influenza.
     Our four product candidates are (1) a needle-free travelers’ diarrhea vaccine patch, (2) an IS patch intended to stimulate an immune response to even small doses of a pandemic flu vaccine, thereby extending vaccine supply in the event of an influenza pandemic, (3) a needle-free vaccine patch for seasonal flu; and (4) an IS patch intended to boost the immune response of the elderly to the standard flu vaccine.
•	Needle-free travelers’ diarrhea vaccine patch. We are developing a needle-free travelers’ diarrhea vaccine patch. In September 2007, we presented data from a Phase 2 field trial of the travelers’ vaccine at the Interscience Conference on Antimicrobial Agents and Chemotherapy that indicated that people who received the vaccine before traveling to Mexico or Guatemala were significantly less likely to report clinically significant diarrhea. Of the 59 individuals who received the vaccine, only three suffered moderate or severe diarrhea, while 23 of the 111 who received a placebo suffered moderate or severe diarrhea, a 75 percent reduction (p=0.007). One of the 59 volunteers in the vaccine group reported severe diarrhea, compared with 12 of the 111 in the placebo group, an 84 percent reduction (p=0.033). In February 2008, we announced that interim results of a study that showed a robust immune response when the second dose of the two-dose regimen for our travelers’ diarrhea vaccine patch was self-applied by subjects outside of a clinical setting. Four groups of forty subjects each were evaluated: two groups received both doses of the vaccine from a medical professional and two other groups of volunteers administered the second vaccine patch themselves. All groups had robust responses to the vaccine, and a statistical analysis of immune parameters following vaccination showed no significant differences between treatment groups at measured time points. These results confirm our belief that the Iomai patch can be effectively used by patients without a health care provider present, potentially removing the need for a second trip to a travel clinic. We look to complete our Phase 2 program in 2008 and plan to conduct a Phase 3 efficacy study during summer of 2009 when the travelers’ diarrhea season in Latin America is at its peak. This year, approximately 55 million international travelers will visit countries where bacteria that cause travelers’ diarrhea are endemic, particularly Africa, Asia and Latin America, and about 20 million of those travelers will develop travelers’ diarrhea. A recently completed market study we commissioned suggests that there is a large market for an effective travelers’ diarrhea vaccine, potentially between approximately $660 million and $800 million in annual sales ex-manufacturer. If approved, our vaccine may be the first vaccine for travelers’ diarrhea available in the United States. We are currently evaluating potential collaborations for our needle-free travelers’ diarrhea vaccine.

•	IS patch for pandemic flu program. We are developing an IS patch that, when used in conjunction with an injectable flu vaccine, is designed to stimulate an immune response to even small doses of vaccine, thereby allowing public health officials to extend vaccine supply in the event of an influenza pandemic. In January 2007, the Department of Health and Human Services, or HHS, awarded us a five-year, cost-plus reimbursement contract to fund our development of a dose-sparing patch for use with a pandemic flu vaccine. If the product is developed through licensure, the total cost reimbursed by HHS, plus a fixed fee, is estimated to be $128 million. During the first 15 months of the contract, HHS has allotted approximately $14.5 million for us to assess the safety and adjuvant effect of the IS patch in an initial clinical trial and to develop plans on how we would produce 150 million IS patches in a six-month period, as required under the contract. If we are able to demonstrate the safety and dose-sparing capability of our IS patch, we hope to sell up to 150 million IS patches to the United States government for its stockpile of pandemic flu products. In April 2007, we submitted our first milestone under this contract in the form of a product development plan; in July 2007, we submitted our second milestone in the form of a clinical and regulatory development plan; and in January 2008, we submitted our third milestone in the form of a production plan that describes a facility, processes, and plans to produce 150 million doses of the IS patches in a six-month period. In March 2008, we announced the interim results from the 500-subject Phase 1/2 trial to assess the safety and adjuvant effect of the IS patch. The trial met a key endpoint, demonstrating a clinically relevant adjuvant effect when our IS patch was used with a single dose of the 45-microgram H5N1 vaccine. The trial found that a single 45-microgram dose of an H5N1 influenza vaccine, coupled with a single 50-microgram IS patch, was sufficient to provide an immune response considered protective in 73 percent of those tested, a statistically significant improvement over those who received the H5N1 influenza vaccine alone. This is one of the first trials to demonstrate that a single dose of pandemic influenza vaccine may meet the level of protection suggested in U.S. Food and Drug Administration guidance, which recommends that a pandemic vaccine achieve immune response levels considered protective in 70 percent or more of vaccine recipients. We have shared the data with HHS and are now working with them to determine possible next steps. Upon completion of its review of the data, HHS will make a determination as to whether and, if so, how to continue the development of this product.

•	Needle-free flu vaccine patch. We are developing a needle-free flu vaccine patch that combines flu antigens with an adjuvant in a single patch. In late May 2007, we announced interim results from the Phase 1 clinical trial of our needle-free vaccine for seasonal influenza. The study compared the immune responses generated by our needle-free vaccine patch and an injected intramuscular vaccine. Both vaccines contained the same three flu antigens from a split-virus influenza vaccine. The trial showed that our needle-free vaccine patch stimulated an immune response to each of the three antigens in a dose-dependent manner and that an adjuvant effect was seen; however, the injected vaccine prompted a greater immune response than our patch vaccine. While use of a split-virus is the traditional approach for injected flu vaccines, we believe that the method by which split-virus antigens are processed can result in highly crossed-linked antigens prone to aggregation, which may be difficult to efficiently deliver in a skin patch. Antigens in this form may not be best suited for patch application, so we are now working on a preclinical program that is exploring other methods of formulating flu antigens that may be a better match for our needle-free patch. Preliminary research suggests that modification of patch formulation or flu antigens into discrete particles may be better suited for TCI administration, and we are adjusting our development and partnering plan accordingly. The timing of any future trials of our needle-free seasonal flu vaccine will be determined in part by the availability of antigens from either our internal programs or in collaboration with a partner. Each flu season, approximately 15 million to 60 million people in the United States become ill with influenza. This infection rate results in approximately 36,000 deaths and approximately 200,000 hospitalizations in the United States annually. Approximately 80 million people in the United States are vaccinated against the flu annually.

•	IS patch for elderly receiving flu vaccines. We are developing our IS patch to improve the immune response of the elderly to existing injectable influenza vaccines. We have completed a number of studies in the United States and Europe, including a European clinical trial that demonstrated the proof-of-concept with a previous patch formulation. In 2007, we completed a Phase 1 safety study in Australia with our current dry patch formulation, and the data from this 50-person study confirmed that our current dry patch formulation of the IS patch was safe for this indication. At this time, we plan to draw upon the results from the Phase 1/2 IS patch trial under the HHS contract to design our Phase 2 study in the United States to confirm the results observed in our prior European study. Approximately 36,000 individuals aged 65 and over die from influenza, influenza-related pneumonia and related respiratory complications in the United States each year, making influenza one of the leading causes of death among the elderly. According to the United States Centers for Disease Control and Prevention, or CDC, over 65% of the elderly population in the United States receive influenza vaccination, and public health officials have stated the goal of achieving 90% vaccination rates by 2010.

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
OUR GOALS FOR TCI
     Key elements of our strategy are as follows:
•	Advance our needle-free travelers’ diarrhea vaccine patch. We are advancing our needle-free travelers’ diarrhea vaccine patch through Phase 2 clinical trials, and we are actively exploring collaborations with potential partners to support Phase 3 trials and commercialize the product to international travelers’ in developed countries, including the United States and European Union. At this point, we would expect to sell directly to the military market. As for countries in which diarrhea is endemic, we would seek to establish strategic partnerships with local manufacturers and non-governmental organizations, or NGO’s, to cover distribution of this vaccine patch to both adults and children in those countries. To date, we have retained all of our rights to this product candidate, and we believe this may enable us to obtain advantageous terms in any potential collaboration. The terms of a collaboration, if any, would be negotiated with the partner and may require us to cede control over marketing the product, if approved, to the military and in endemic countries.

•	Develop our IS patch for pandemic flu applications. Under the HHS contract, we plan to perform preclinical and clinical testing of the patch and to develop a plan to bring the IS patch to licensure for dose-sparing of pandemic flu vaccines. If, after reviewing the results from our current Phase 1/2 trial testing our IS patch, HHS elects to continue our contract beyond the initial 15-month stage, then we expect that if we demonstrate the safety and dose-sparing capability of our IS patch in follow-on trials, we could be in a position to sell up to 150 million IS patches to the United States government for its stockpile of pandemic flu products.

•	Seek a strategic collaboration for the development, marketing and commercialization of our needle-free flu vaccine patch. As we do not intend to manufacture the flu antigens for our needle-free flu vaccine patch, we are actively exploring collaborations with large pharmaceutical companies in the United States and Europe that would provide the flu antigens (including pandemic flu antigens) and financial resources to develop and, if approved, commercialize our needle-free flu vaccine patch. To date, we have retained all of our rights to this product, and we believe this will enable us to obtain advantageous terms in any potential collaboration.

•	Commercialize our IS patch for elderly receiving flu vaccines. If, after a complete review of the results from the Phase 1/2 trial of our IS patch under the HHS contract, we move forward with this program, we would expect to advance our IS patch for elderly receiving flu vaccines into and through Phase 3 clinical trials ourselves, and then into commercialization, possibly with a partner. To date, we have retained all of our rights to this product candidate, and we believe this may enable us to obtain advantageous terms in any potential collaboration.

•	Continue to develop and expand our manufacturing capabilities to retain manufacturing rights. We intend to retain manufacturing rights for our adjuvant and patch technologies. To the extent practicable, we intend to continue to develop and expand our manufacturing capabilities to meet our expected demands. We are manufacturing all of our patches for our clinical trials in our manufacturing facility, and we believe we currently have the capacity to produce anticipated needs through initial commercialization of our first product, which is expected to be our travelers’ diarrhea vaccine.

•	Leverage our broad technology platform to develop additional product candidates. As our TCI technology has the potential to be useful with many different types of vaccines, other companies developing vaccines represent possible partners with which to develop new products. We intend to continue to evaluate and develop additional product candidates to expand our pipeline where we perceive a significant unmet medical need and commercial potential.

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
     An immune response may be induced by natural exposure to a pathogen or by a controlled exposure to the antigens embodied in a pathogen by using a vaccine. A vaccine contains a dead or weakened form, or a derivative, of an infectious pathogen, including the antigens that allow the body to recognize the pathogen. Exposure to a vaccine is intended to induce the immune system to destroy the pathogen and prevent it from subsequently infecting the body. Several doses of a vaccine may be needed for a full immune response. In addition, the immunity provided by some vaccines is not lifelong. In such cases, the immune response may decrease over time, requiring subsequent doses of a vaccine, or boosters, to restore or increase immunity.
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
     Enterotoxigenic E. coli bacteria (ETEC) is believed to be the most common cause of travelers’ diarrhea. Ingested ETEC bacteria move to the small intestine where they grow and secrete toxins which induce massive fluid secretion from the lining of the small intestine. ETEC secretes one or both of two different toxins: heat labile toxin (LT) and heat stabile toxin (ST). LT, either acting alone or in combination with ST, is responsible for approximately two-thirds of all cases of ETEC disease. Our travelers’ diarrhea vaccine candidate uses LT as the active ingredient in our patch. ETEC expressing LT has been observed in diarrhea concurrently with other pathogens, such as Campylobacter and Salmonella, and could play a role in the disease caused by these other pathogens. Results from our Phase 2 field trial indicated that our LT-containing vaccine was effective in preventing moderate or severe travelers’ diarrhea. We currently plan to investigate the degree to which an LT vaccine is effective against preventing or limiting infection by other bacterial organisms.
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

     We believe a vaccine that reduces the risk of contracting travelers’ diarrhea caused by ETEC and possibly other bacterial organisms, or that reduces the severity of the symptoms associated with such infections, would be appealing to international travelers. Of the 54 million travelers to endemic areas, an estimated 17 million will contract travelers’ diarrhea, which is the most common illness in travelers. Travelers’ diarrhea lasts for three to five days and 55% of subjects who become ill have more than six stools daily, with an average of 18 total stools per episode. Travelers’ diarrhea is often accompanied by nausea, vomiting and cramping, and can mimic cholera, resulting in severe dehydration. Although generally self-limited, travelers’ diarrhea is often accompanied by prostration, a need for professional help, and can require hospitalization, often in settings where health care systems are not ideal. Additionally, it is estimated 10-30 % of travelers who contract diarrhea also develop a more chronic condition, irritable bowel syndrome (IBS).
     According to a market study, approximately half of travelers in the United States and Europe already seek medications and vaccinations for other diseases, such as hepatitis A and B, prior to traveling internationally. A recently completed market study we commissioned estimates that the market for international travelers from North America, Europe, Japan, Australia and New Zealand would be potentially between approximately $660 million and $800 million in annual sales ex-manufacturer.
Influenza
     Influenza, commonly called the flu, is an infection of the respiratory tract caused by an influenza virus. Influenza is highly contagious and occurs mainly in the late fall, winter and early spring. Influenza affects all age groups and commonly causes moderate to severe illness that results in absences from school and work and lost productivity. Some individuals, however, develop serious complications, such as pneumonia, that require hospitalization and may even result in death. Flu-related complications can occur at any age; however, the elderly and people with weakened or impaired immune systems are much more likely to develop serious complications.
     Pandemic influenza
     When a new, highly infectious and dangerous strain of the influenza virus appears, the general lack of immunity to this strain in the general population can lead to a pandemic outbreak that quickly spreads. Three influenza pandemics have occurred in the 20th century, the most recent of which occurred in 1968. By United States government estimates, pandemic flu has a greater potential to cause more deaths and illnesses than virtually any other natural health threat. Signs of a possible pandemic flu have emerged in Southeast Asia, as lethal infections of poultry and humans with avian influenza virus continue. The current virus is now endemic in bird populations, having spread to more than 40 countries and causing the deaths of hundreds of millions of birds. Furthermore, the World Health Organization, or WHO, reports that the number of avian flu cases in humans has reached more than 370 cases in 14 countries. The spread of the virus amongst birds increases the likelihood of continued human exposure and the risk of a pandemic flu outbreak.
     In response, the United States government has been actively trying to address this risk through the development of pre-pandemic vaccines based on current strains of pandemic flu and collaboration with industry to increase the nation’s vaccine production capacity and to expand or extend the existing supply. As part of this, HHS announced in May 2006 the award of $1 billion in contracts to encourage companies to support the advanced development of cell-based production technologies for influenza vaccines and to help to modernize and strengthen the nation’s influenza vaccine production by creating an alternative to producing influenza vaccines in eggs. The U.S. Government’s stated goal for all of its pandemic flu programs is to expand domestic influenza vaccine surge capacity for the production of pandemic influenza vaccines for the entire U.S. population within six months of a pandemic declaration, but this expansion in domestic manufacturing capacity may take many years to accomplish.
     Potentially compounding manufacturing capacity limitations is the fact that the vaccine candidates of inactivated pandemic flu viruses have so far been shown to be generally poorly immunogenic compared to the licensed vaccines for seasonal flu viruses. For example, the first pandemic flu vaccine licensed in the United States requires administration of two 90-microgram doses of the vaccine, which is twelve times the single 15-microgram dose of a seasonal flu vaccine. Even though this vaccine is expected to protect less than half of the individuals who receive the large two-dose regimen, the FDA approved it in 2007 because of public safety concerns and the fact that there were no other pandemic flu vaccines then approved for use in the United States.

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
     In January 2007, the HHS awarded us a contract for potentially five years and $128 million to develop a “dose-sparing” patch for use in the event of an influenza pandemic. Our key near-term requirements under the contract are to assess the safety and immunogenicity of the patch, to perform preclinical and clinical testing of the patch and to develop a plan to bring the product to licensure.
          Seasonal influenza
          Each flu season approximately 15 million to 60 million people in the United States become ill with influenza. This infection rate results in approximately 36,000 deaths and approximately 200,000 hospitalizations in the United States annually. Approximately 80 million people in the United States are vaccinated against the flu annually. The CDC has indicated that it wants to increase this figure to 185 million annually by 2010. According to a recent research report, the worldwide market for influenza vaccines was estimated to be approximately $2.2 billion in 2006 and is expected to more than double in size by 2016, driven by the increasing pandemic threat. We believe that this market can be further expanded by providing an alternate vaccine delivery method, such as a needle-free flu vaccine patch, that is more convenient and less painful than a hypodermic needle, and has the potential to be mailed and self-applied.
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

     The diagram below highlights the use of TCI in a needle-free vaccine patch.
     Our needle-free vaccine patch is designed to work as follows:
•	Following pretreatment that involves a mild abrasion of the skin at the application point to disrupt the outer dead layer of skin, known as the stratum corneum, a patch containing an adjuvant and one or more antigens from the target pathogen is applied.

•	After permeating the disrupted stratum corneum, the adjuvant and antigens reach and activate the underlying Langerhans cells.

•	The Langerhans cells take up the adjuvant and antigens and migrate through the skin and the lymphatic system to the nearest lymph node, where they stimulate a systemic immune response.
     We believe that our needle-free vaccine patch offers the following potential advantages over traditional, injection-based approaches to vaccination:
•	Increased efficacy with reduced risk of side effects. Because the adjuvant and antigens delivered by our needle-free vaccine patch cannot penetrate further than the outer layers of the skin, neither the adjuvant nor the antigens circulate systemically as they would if delivered through injection. Preventing a systemic distribution of adjuvants and antigens reduces the risk of side effects. As a result, our needle-free vaccine patch permits the use of more potent adjuvants relative to systemic means of delivery (such as injection, intranasal and oral delivery), which increases the overall level of immune response. We and our collaborators have conducted over 30 trials, including six double-blind, placebo-controlled trials, with over 3,100 volunteers receiving LT, and no vaccine-related serious adverse events were observed.

•	Stable at ambient temperatures. Most vaccines must be stored in refrigerated environments. We believe our vaccines will be stable at room temperature, making both transport and storage without refrigeration simple and inexpensive. We have data that shows our products remain stable at room temperature for months, and we are continuing to evaluate the performance of our patches when handled outside of the cold chain, which is an important condition for self-administration of our vaccine candidates.

•	Self-administration. All but a handful of vaccines must be administered by a healthcare worker. We believe that our patch system has the potential to be self-administered, thereby expanding the market opportunities for existing vaccines and solving many of the logistical issues associated with governmental mass vaccination programs as part of biodefense and pandemic flu preparedness. In February 2008, we announced the interim results of a study that showed a robust immune response when the second dose of the two-dose regimen for our travelers’ diarrhea vaccine was self-applied by subjects outside of a clinical setting. Based on the results of this study, we are evaluating the feasibility of including self-administration of the second vaccine dose in the Phase 3 program for our travelers’ diarrhea vaccine, and the data also suggests the possibility of self-administration of our other vaccines candidates.

•	Increased compliance. We believe needle-free administration has the potential to increase acceptance by patients who dislike the use of needles and desire a more convenient and less painful means of vaccination.

•	Safer administration and disposal. Needle-free administration eliminates the risk to the health care provider of inadvertent needle sticks and avoids the need to dispose of contaminated needles.

•	Reduced dosages. By targeting the skin and eliciting a stronger immune response, we believe the amount of antigen required for immunization may be reduced.
     Our IS patch uses TCI-administered adjuvants to boost the immune response to traditional, injectable vaccines in specific patient populations. Our IS patch would work similarly to our needle-free vaccine patch, except that a needle would be used to inject the pathogenic antigens and a patch containing only an adjuvant would be applied to the skin over the injection site. We believe our IS patch could be applied to boost the immune response in individuals who might not otherwise achieve immunity through the injected vaccine alone. In a European trial, elderly subjects who received an IS patch in combination with an injected flu vaccination generated antibody levels that were significantly higher than the antibody level generated with an injected flu vaccine alone. We also believe our IS patch could be used to lower the injected vaccine dosage necessary to immunize individuals with healthy immune responses.
PRODUCTS IN DEVELOPMENT
     We are developing two distinct product applications for our TCI technology. The first application is a needle-free vaccine patch applied to the skin that contains both pathogen-specific antigens and an adjuvant. We are using this application to develop needle-free vaccines to replace currently injectable vaccines as well as novel vaccines that cannot be delivered by injection. The second application is an immunostimulant, or IS, patch for use in combination with an injected vaccine and through which only an adjuvant is delivered by the patch. In this second application, we expect that our IS patch would be placed over the injection site of an existing injectable vaccine in order to stimulate a stronger immune response to that vaccine. Initially we expect to target our IS patch for use in patient populations with weakened or impaired immune systems, such as the elderly, for whom existing vaccines often do not elicit an adequate immune response or in pandemic flu applications to expand the supply of vaccine. For the years ended December 31, 2007 and 2006, our research and development costs were approximately $31.6 million and $28.0 million, respectively.
     We are focusing our current product development efforts on the product candidates set forth in the table below.

Product Candidates	Clinical Status in 2008
Travelers’ Diarrhea
Needle-free travelers’ diarrhea vaccine patch	Phase 2
Influenza
IS patch for pandemic flu (under HHS contract)	Phase 1/2
Needle-free flu vaccine patch	Preclinical
IS patch for elderly receiving flu vaccines	Phase 1
     We view our IS patches and our needle-free travelers’ diarrhea vaccine patch as distinct products. Although both patches contain the same active ingredient, they will have distinct formulations and require separate regulatory approvals.
Needle-free travelers’ diarrhea vaccine patch
     Our travelers’ diarrhea program is designed to reduce the risk of contracting travelers’ diarrhea or reduce the severity of symptoms in the event of infection. Our travelers’ diarrhea vaccine contains the antigen heat labile toxin (LT), the key pathogenic factor from Enterotoxigenic E. coli bacteria (ETEC), which is the most common pathogen found in travelers’ diarrhea. For this vaccine candidate, LT acts both as the antigen and the adjuvant. We have optimized the formulation and delivery of LT in a patch in over 30 clinical trials, and have reliably achieved greater than 90% seroconversion in volunteers with our current dry patch formulation. The vaccine is designed to be administered in a two-dose regimen given over two weeks, with the first dose intended to be administered by a medical professional in a clinic and the second dose as a take-home, self-administered patch.
     Since the beginning of 2007, we have made significant advances in our travelers’ diarrhea program through a series of Phase 2 trials.
     In April 2007, we announced the results of our Phase 2 dose-ranging study for our travelers’ diarrhea vaccine patch. In the dose-ranging trial, four different doses — 7.5 micrograms, 22.5 micrograms, 37.5 micrograms and 50 micrograms —, as well as a placebo patch, were tested, and antibody levels were checked at 21 and 42 days. The interim results from that trial showed that nearly all subjects in the four different dosing groups responded to the vaccine, with even the lowest dose of the vaccine patch applied to the arm evoking a response in more than 95% of subjects. There were also no vaccine-related serious adverse events.

     In August 2007, we announced the results from a safety and immunogenicity trial of our travelers’ diarrhea vaccine in elderly subjects (65 and older) and healthy adults. In this trial, we compared the safety and immune response of elderly subjects given our travelers’ diarrhea vaccine patch with the immune response prompted in healthy adults. Because the immune system is often less able to mount an effective immune response in the elderly, many vaccines do not work well in this group. However, the interim results showed that 100% of subjects who received our travelers’ diarrhea vaccine patch, regardless of age, seroconverted — that is, had an immune response to the vaccine as measured by serum antibody levels. There were also no vaccine-related serious adverse events.
     In September 2007, we presented data from a Phase 2 field trial of the travelers’ vaccine at the Interscience Conference on Antimicrobial Agents and Chemotherapy that indicated that people who received the vaccine before traveling to Mexico or Guatemala were significantly less likely to report clinically significant diarrhea. In that study, we observed that travelers who received our needle-free travelers’ diarrhea vaccine were significantly less likely to be sickened as compared with travelers who received a placebo. The Phase 2 field study was designed to evaluate the logistics around how to best conduct a Phase 3 field study for our travelers’ diarrhea program. Based on these interim results, the study met its primary endpoints, which were designed to evaluate the safety of the vaccine and the incidence of illness from ETEC bacteria, the most common cause of travelers’ diarrhea. No vaccine-related serious adverse events were reported. The secondary objectives included evaluation of vaccine preventable outcomes, immunogenicity and stool frequency.
     The study also gathered data on the protective efficacy of the vaccine, which is shown in the table below. These data showed that of the 59 individuals who received the patch-based vaccine, only three suffered moderate (4 to 5 loose stools per 24-hour period) or severe (6 or more loose stools per 24-hour period) diarrhea, while 23 of the 111 who received a placebo suffered moderate or severe diarrhea, a 75 percent reduction (p=0.007). One of the 59 volunteers in the vaccine group reported severe diarrhea, compared with 12 of the 111 in the placebo group, an 84 percent reduction (p=0.033).

	Placebo	Active	Protective
Types of Diarrhea	(n=111)	(n=59)	Efficacy	P-value
Moderate/Severe (4 to 5 loose stools in 24-hour period)	23 (21%)	3 (5%)	75%	0.007
Severe (> 6 loose stools in 24-hour period)	12 (11%)	1 (2%)	84%	0.033
     The study, which was conducted in Mexico and Guatemala, also found that when vaccinated subjects were sickened, the illness lasted only half a day on average, while those in the placebo group endured two days of illness and more than twice as many loose stools. The data from this Phase 2 field study amplify the results observed in our previous challenge study in which 47 healthy volunteers were given either our travelers’ diarrhea vaccine or a placebo and then exposed to high levels of ETEC organisms. The results from the challenge study, published in the journal Vaccine in 2007, showed that subjects who received the vaccine had significantly fewer loose stools (p=0.04) and were significantly less likely to require intravenous fluids (14 percent compared with 40 percent, p=0.003).
     Finally, in February 2008, we announced that interim results of another Phase 2 study that showed that the second dose of the two-dose regimen for our travelers’ diarrhea vaccine patch yielded a robust immune response when self-applied by subjects outside of a clinical setting. The following chart describes the immune response achieved in that clinical study, in which four groups of forty subjects each were evaluated: two groups received both doses of the vaccine from a medical professional (one group on the arm twice, the other on the arm and then thigh); and two other groups of volunteers administered the second vaccine patch themselves on the thigh either observed by the clinician or at home unobserved. All groups had robust responses to the vaccine, and a statistical analysis of immune parameters following vaccination showed no significant differences between treatment groups at measured time points. These results confirm our belief that the Iomai patch could be effectively used by patients without a health care provider present, removing the need for a second trip to a travel clinic. Our market research has shown that self-application of the second dose would enhance the market potential of this product. As with past studies of the vaccine, no serious vaccine-related adverse events were reported.

Comparison of Administration of Second-Dose
of Travelers’ Diarrhea Vaccine Candidate
     Based on the results from these trials, we intend to move quickly to complete our Phase 2 work for our travelers’ diarrhea vaccine in 2008, which could allow a Phase 3 efficacy study in travelers to Guatemala and Mexico during summer of 2009, when the travelers’ diarrhea season in Latin America is at its peak. We have been meeting with our scientific advisors to review our data and finalize the design of our Phase 3 program. Giving consideration to the results for our Phase 2 field trial, which showed protection against travelers’ diarrhea of any cause, we are considering whether our endpoints will target travelers’ diarrhea caused by LT-secreting ETEC or by any bacteria. We intend to meet with the FDA and European regulatory authorities during 2008 to review these plans for our Phase 3 program in order to seek regulatory approval in both the United States and European Union. Before commencing a Phase 3 trial, we anticipate that there will be at least one more Phase 2 trial to confirm that the patches from our recently installed commercial patch manufacturing line yield immunogenicity results similar to those observed in prior studies. We expect results from this Phase 2 trial in the third quarter of 2008.
     We are also seeking potential collaborations for our needle-free travelers’ diarrhea vaccine. The remaining development program and potential commercialization of our travelers’ diarrhea vaccine will require substantial additional cash to fund expenses. In particular, we will need additional funding prior to the commencement of our Phase 3 clinical trial of our needle-free travelers’ diarrhea vaccine, and, based on our current estimates, we expect our Phase 3 program to cost in the range of $30 to $45 million in third-party expenses. Our current strategy includes potentially selectively collaborating with a leading pharmaceutical or biotechnology company to assist us in furthering development and potential commercialization of this product candidate. At this point, we would expect to sell directly to the military market. As for countries in which the diarrhea is endemic, we expect to establish strategic partnerships with local manufacturers and non-governmental organizations, or NGO’s, to cover distribution of this vaccine patch to both children and adults in those countries.
IS patch for pandemic flu
     We anticipate that the IS patch could play a role in containing pandemic flu by helping governments execute dose-sparing strategies by which a smaller dose of injected vaccine could produce an effective immune response. We believe our IS patch, when administered in combination with an injected vaccine, may be able to achieve this either by reducing the required dose of the injected vaccine, or improving the timing and/or magnitude of the immune response to an injected pandemic flu vaccine. We believe that our IS patch for pandemic flu presents a particularly attractive dose-sparing alternative because it has the potential to be used with pandemic flu vaccines being developed by different manufacturers without requiring different formulations or packaging.

     In January 2007, the Department of Health and Human Services, or HHS, awarded us a potential five-year, cost-plus reimbursement contract to fund our development of a dose-sparing patch for use with a pandemic flu vaccine. If the product is developed through licensure, the total cost reimbursed by HHS, plus a fixed fee, is estimated to be $128 million. During the first 15 months of the contract, HHS has allotted approximately $14.5 million for us to assess the safety and adjuvant effect of the IS patch in an initial clinical trial and to develop plans on how we would produce 150 million IS patches in a six-month period, as required under the contract. If we demonstrate the safety and dose-sparing capability of our IS patch, we hope to sell up to 150 million IS patches to the United States government for its stockpile of pandemic flu products. In April 2007, we submitted our first milestone under this contract in the form of a product development plan; in July 2007, we submitted our second milestone in the form of a clinical and regulatory development plan; and in January 2008, we submitted our third milestone in the form of a production plan that describes a facility, processes, and plans to produce 150 million doses of the IS patches in a six-month period.
     In March 2008, we announced the interim results from the 500-subject Phase 1/2 trial to assess the safety and adjuvant effect of the IS patch. The trial met a key endpoint, demonstrating a clinically relevant adjuvant effect when our IS patch was used with a single dose of the 45-microgram H5N1 vaccine. The trial found that a single 45-microgram dose of an H5N1 influenza vaccine, coupled with a single 50-microgram IS patch, was sufficient to provide an immune response considered protective in 73 percent of those tested, a statistically significant improvement over those who received the H5N1 influenza vaccine alone. This is one of the first trials to demonstrate that a single dose of pandemic influenza vaccine may meet the level of protection suggested in U.S. Food and Drug Administration guidance, which recommends that a pandemic vaccine achieve immune response levels considered protective in 70 percent or more of vaccine recipients. No treatment-related serious adverse events were reported. During an influenza pandemic, public health officials will face two large hurdles. The first is the possibility of limited vaccine stocks. The second is the logistic difficulty of administering two vaccinations over a period of several weeks to all individuals in the face of a pandemic. We believe that this data indicates that a single dose of vaccine in combination with our IS patch could provide a significant level of protection, achieve protective levels more rapidly, and increase compliance.
     The trial tested three different dose levels of egg-derived H5N1 influenza vaccine (5, 15 and 45 micrograms), the 50 microgram IS patch, and placebo to determine which combinations would be most effective in a two-immunization regimen, administered 21 days apart. Data showed that 92 percent of the 50 subjects vaccinated a single time with the 45-microgram dose in combination with the IS patch had an immune response. Seventy-three percent of those subjects achieved an HI titer equal to or greater than 40, which is considered protective, offering the potential to eliminate the need for a second vaccination. About 49 percent of those who received the vaccine alone, without a patch, had an immune response considered protective after the first dose, and the 24 percentage point difference between the patch and no-patch groups was statistically significant (p<0.0001). A second dose of both vaccine and IS patch further enhanced immunogenicity; 100 percent of subjects who received two 45-microgram doses of vaccine and two IS patches had a measurable immune response, and 94 percent of subjects had immune responses considered protective. If HHS determines that we should continue this program, we expect that future dose-ranging studies of both the IS patch and the H5N1 influenza antigen will allow us to identify whether a dose lower than 45 micrograms of H5N1 influenza antigen can be used and to confirm in a larger study whether a single-dose vaccine could meet the requirements for licensure. We have shared the data with HHS and are now working with them to determine possible next steps. Upon completion of its review of the data, HHS will make a determination as to whether and, if so, how to continue the development of these patches.
     Because pandemic flu vaccines and alternative strategies for “dose-sparing” are still being developed by third parties, and because our IS patch for pandemic flu is in the early-stage clinical development and extensive additional preclinical and clinical testing would be required before approval, this product candidate may not be available for the potential treatment of pandemic flu in the next few years, if ever.
Needle-free flu vaccine patch
     Our needle-free flu vaccine patch combines seasonal flu antigens and an adjuvant in a single patch. We believe this approach offers the potential for effective flu vaccination without the use of needles.

     In the fall of 2006, we initiated a 300-person, multi-center Phase 1 trial for our needle-free flu vaccine patch with the new dry patch formulation. This study was designed to test the safety and the immune responses generated by our needle-free vaccine patch and an injected intramuscular vaccine. Both vaccines contained the same three flu antigens from a split-virus influenza vaccine. Vaccinations were completed during the first quarter of 2007, and in May 2007, we announced interim results for this trial. The trial showed that our needle-free vaccine patch stimulated an immune response to each of the three antigens in a dose-dependent manner; however, the results show that the injected vaccine prompted a greater immune response compared with our patch vaccine. While use of a split-virus is the traditional approach for injected flu vaccines, we believe that the method by which split-virus antigens are processed can result in highly crossed-linked antigens prone to aggregation, which may be difficult to efficiently deliver in a skin patch. Antigens in this form may not be best suited for patch application, so we are now working on a preclinical program that is exploring other methods of formulating flu antigens that may be a better match for our needle-free patch. Preliminary research suggests that modification of patch formulation or flu antigens into discrete particles may be better suited for TCI administration, and we are adjusting our development and partnering plan accordingly. The timing of any future trials of our needle-free seasonal flu vaccine will be determined in part by the availability of antigens from either our internal programs or in collaboration with a partner.
IS patch for elderly receiving flu vaccines
     We are currently investigating ways to improve the immune response in the elderly to standard influenza vaccination through the use of adjuvants. We believe that the placement of an IS patch over the injection site of an injected flu vaccine will provide a stronger immune response in elderly recipients of the flu vaccine.
     In 2002, we completed a European clinical study in which elderly individuals who were vaccinated with an injected flu vaccine in combination with our IS patch had a higher antibody response, on average, than those receiving the standard flu vaccine without an IS patch. The following chart describes the immune response achieved in that clinical study, which had three groups of approximately 55 volunteers each vaccinated with a standard injected flu vaccine consisting of three strains of flu antigen. The first group of volunteers consisted of healthy young adults. The second and third groups consisted of elderly (over 60 years old) volunteers. In the third group, the volunteers were given both the injected vaccine and an IS patch. In this trial, elderly individuals who were vaccinated with a standard flu vaccine in combination with our IS patch had a higher antibody response, on average, than those receiving the flu vaccine without a patch. In addition, we did not observe any systemic vaccine-related side effects in this trial.
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

     In 2007, we completed a Phase 1 safety study in Australia with our current dry patch formulation, and the data from this 50-person study confirmed that our current dry patch formulation of the IS patch was safe for this indication. At this time, we plan to draw upon the results from the Phase 1/2 IS patch trial under the HHS contract to design our Phase 2 study in the United States to confirm the results observed in our prior European study. Our IS patch, when administered in combination with existing commercially available injectable flu vaccines distributed by different flu vaccine manufacturers, will require individual testing and FDA approval with our IS patch, and is designed to improve the immune response of the elderly to these flu vaccines.
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
     Our policy is to seek US and international patent protection for technological developments that we believe will enhance the market position of our product candidates and methods of using our product candidates. As of February 11, 2008, we held exclusive rights, either through our license from the Walter Reed Army Institute of Research (WRAIR) or on our own, to a patent portfolio consisting of 68 issued patents or patent applications as follows:
•	4 issued and 1 allowed US patents;

•	14 US non-provisional patent applications;

•	42 issued foreign patents;

•	27 foreign patent applications that are in various national stages of prosecution; and

•	1 foreign patent application not at the national stage.
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

     The terms of the WRAIR license require us to pay WRAIR royalties equal to a percentage of:
•	net sales of licensed products by us and by our affiliates; and

•	revenues received by us from the licensed TCI technology and by our affiliates under any sublicenses of the licensed TCI technology.
     In addition, we are required to pay to WRAIR:
•	a minimum annual payment of $15,000 for the first six years and $25,000 thereafter as a non-recoverable advance against royalty and milestone payments;

•	milestone payments upon the achievement of specified regulatory approval based milestones, which may total up to $1,560,000 in the aggregate if we secure regulatory approval for six or more products; and

•	all costs and expenses relating to prosecution of patent protection for the licensed TCI technology.
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
     The license agreement with WRAIR will automatically terminate upon the expiration of the last licensed patent which, based on our current portfolio of issued patents and our assumption that such patents will not be invalidated, will occur no earlier than February 2019. WRAIR may unilaterally terminate or modify the license if we:
•	do not expend reasonable efforts and resources to carry out the development and marketing of the licensed TCI technology and do not manufacture, use or operate products that use the TCI technology by December 31, 2011 (subject to extension based upon a showing of reasonable diligence in developing the technology);

•	do not continue to make our TCI-based products available to the public on commercially reasonable terms after we have developed such products;

•	misuse the licensed TCI technology or permit any of our affiliates or sub-licensees to do so;

•	fail to pay royalties or meet our other payment or reporting obligations under the license;

•	become bankrupt; or

•	otherwise materially breach our obligations under the license.

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
     Our contract with HHS includes certain patent and data rights provisions governing our rights and those of the U.S. government in respect of patentable processes and inventions and works subject to copyright, including software, that we may develop under the contract and that are paid for by HHS. While we do not believe that our performance under the HHS contract will result in patentable processes or inventions, or works subject to copyright, including software, that we would need to market our IS patch technology in the future, our performance under the HHS contract subjects us to the risk that the U.S. government may claim rights or interests in such patentable processes or inventions or works subject to copyright.

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
MANUFACTURING AND COMMERCIAL SUPPLY
     To maintain control over the manufacture of our product candidates during development and possibly into commercialization, we constructed a small-scale manufacturing facility in which we currently manufacture the LT and the finished patch formulations for our clinical products. In connection with the construction of our manufacturing facility, we engaged DowPharma, a business unit within The Dow Chemical Company, to assist us with the development of our own LT strain and associated manufacturing process. In June 2005, we licensed from DowPharma a proprietary expression system for our LT strain. As part of the technology transfer under the license, DowPharma provided us with technological assistance, as well as the master and working cell banks of the expression system that we currently use to produce our LT in our manufacturing plant.
     Our LT requires precise, high quality manufacturing that is subject to current Good Manufacturing Practices, or cGMP. Since the fourth quarter of 2005, we have been actively producing LT and investigational patch formulations for use in clinical trials in accordance with cGMP standards. We believe that our manufacturing plant has adequate capacity to meet our currently anticipated clinical trial needs, and we currently intend to use this facility for all future clinical production of LT adjuvant and formulated patches.
     To the extent practicable, we also intend to use this facility for initial commercial launch of our needle-free travelers’ diarrhea vaccine patch, if we obtain marketing approval. We are currently preparing our facility for Phase 3 and commercial manufacturing for our travelers’ diarrhea product candidate, which may require that we scale up our fermentation, downstream processing and patch manufacturing as compared to our past levels. In 2007, we installed manufacturing equipment that we believe is capable of producing initial commercial quantities of our vaccine patches, and we have completed initial engineering runs on this upgraded equipment. Presently, we plan to conduct at least one more Phase 2 trial for our needle-free travelers’ diarrhea vaccine to confirm that the patches made from this recently installed commercial patch manufacturing line yield immunogenicity results similar to those observed in prior studies. We expect results from this Phase 2 trial in the third quarter of 2008 in time to be included as part of the informational package to be submitted to the FDA in connection with our end-of-Phase 2 meeting for our travelers’ diarrhea vaccine program.
     We also are making some modifications to the systems in our manufacturing facility during the first half of 2008 in order to ready the facility for production of Phase 3 materials. In addition, we are conducting risk-based pre-process validation studies to identify and test critical control parameters for our travelers’ diarrhea product and our manufacturing process. We intend to share the results from these experiments with the FDA at our end-of-Phase 2 meeting, so we can agree on the approaches for validating the manufacturing process and process controls.

     The only product components that we currently intend to produce in our manufacturing facility are our LT and formulated patches. We currently intend to rely on either a collaborator or third-party supplier to produce other product components, such as the flu antigens contained in our needle-free flu vaccine patch. As variability in product specifications and characteristics generally is not acceptable to regulatory authorities, our primary sourcing strategy will be to establish long-term, single-source relationships with suppliers of these other components. For this reason, we expect that we will need to enter into a long-term supply arrangement for flu antigen with a flu vaccine manufacturer before advancing our needle-free flu vaccine patch product candidate into additional clinical trials. If there are no existing suppliers or collaborators able or willing to meet our selection criteria, then we will consider contracting the manufacture of key components that we do not manufacture ourselves to a contract manufacturer. At this time, we have not entered into any agreements that provide us assurance of continued supply of any of these other product components.
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
     If approved for marketing, our product candidates may compete with existing drugs and vaccines. For example, there are multiple influenza vaccines approved for sale in both the United States and Europe. These vaccines are marketed by companies that include Novartis AG, GlaxoSmithKline plc, MedImmune, Inc., sanofi-aventis S.A. and Solvay S.A. In addition, we know of multiple flu vaccine candidates that incorporate adjuvants to enhance immune responses, particularly in the elderly and to extend the supply of pandemic flu vaccines. Some of these flu vaccines with adjuvants are being developed by pharmaceutical companies that have substantial resources and well-established reputations among physicians and patients, such as sanofi-aventis, GlaxoSmithKline and Novartis. These adjuvanted flu vaccines would compete against our IS patch for dose-sparing of pandemic flu vaccines and improved flu vaccination in the elderly. For example, both GlaxoSmithKline and Novartis were awarded “dose-sparing” contracts by HHS totaling $63.3 million and $54.8 million, respectively, in January 2007 to develop pandemic flu vaccines with their proprietary adjuvant systems. Both GlaxoSmithKline and Novartis have separately reported initial data indicating that low doses (3.8 ug and 7.5 ug, respectively) of their adjuvanted pandemic flu vaccines have elicited immune responses at levels considered protective by health authorities, as well as strong immune responses against “drifted” strains of pandemic flu that have changed over time. In March 2008, GlaxoSmithKline announced that its H5N1 split antigen pre-pandemic influenza vaccine, which utilizes its proprietary adjuvant along with 3.8 ug of pandemic flu antigen, received a positive opinion from European regulatory authorities on its marketing authorization application. In addition, sanofi-aventis announced in February 2008 that it had filed for European approval of the first seasonal influenza vaccine delivered by a intradermal microinjection system, aimed at providing a superior immune response in the elderly.
     While there are no vaccines against ETEC infection that have been approved for sale in the United States, we are aware of several companies with ETEC vaccine product candidates that are under development, which, if approved, would compete against our needle-free travelers’ diarrhea vaccine patch. Those companies with potential ETEC vaccine candidates include ACE BioSciences A/S, Avant Immunotherapeutics, Inc., Cambridge Biostability Ltd., Crucell, N.V., Emergent BioSolutions, Inc., and Intercell AG. In the absence of vaccines, travelers’ diarrhea is generally treated, either prophylactically or following onset, with antibiotics or over-the-counter products that alleviate symptoms. Some of these antibiotics and OTC products, such as Cipro, are marketed by pharmaceutical companies with substantial resources and enjoy widespread acceptance among physicians and patients. In addition, Salix Pharmaceuticals, Inc. has announced that it has completed a Phase 3 study and initiated another to evaluate the efficacy and safety of an antibiotic specifically designed to be taken prophylactically for travelers’ diarrhea, and is targeting filing a license application in the first half of 2008.

     We are aware of companies that are developing alternative methods to the syringe for delivering vaccines and biopharmaceutical products. These alternative methods include microneedles, electroporation, microporation, jet injectors, nasal sprays and oral delivery. For example, 3M Drug Delivery Systems, MacroFlux Corporation and Becton, Dickinson and Company are developing microneedles and intradermal devices to deliver drugs to the skin. PowderMed Limited, which was acquired by Pfizer, Inc., has developed a hand-held jet injector unit, MedImmune, Inc. has a nasal flu spray that has been approved for sale in the United States, ID Biomedical Corporation, which was acquired by GlaxoSmithKline, has a nasal flu spray under development, and sanofi-aventis has filed for European approval of a micro-injection flu vaccine aimed at providing a superior immune response in the elderly. There are also a number of companies developing drug delivery technologies that make microchannels in the skin, including Altea Corporation, TransPharma Medical Ltd. and Sontra Medical Corporation.
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
     In September 2007, the Food and Drug Administration Amendments Act of 2007 (FDAAA) was enacted, giving the FDA enhanced post-market authority, including the authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluation and mitigation strategies approved by the FDA. Failure to comply with any requirements under the FDAAA may result in significant penalties. The FDAAA also authorizes significant civil money penalties for the dissemination of false or misleading direct-to-consumer advertisements and allows the FDA to require companies to submit direct-to-consumer television drug advertisements for FDA review prior to public dissemination. Additionally, the new law expands the clinical trial registry so that sponsors of all clinical trials, except for Phase 1 trials, are required to submit certain clinical trial information for inclusion in the clinical trial registry data bank.
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
EMPLOYEES
     As of December 31, 2007, we directly employed 112 people full-time, of whom one has an M.D. degree, 19 have Ph.D. degrees, and two have DVM degrees. Of our workforce, 93 employees are engaged in research and development and 19 are engaged in business development, finance and administration. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
     Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 1997, and since that time we have been engaged in research and development activities in connection with our product candidates. We have never generated any revenue from product sales. All of our current product candidates are at an early stage of development, and we do not expect to realize revenue from product sales for several more years, if at all. In addition, we are not currently receiving any significant funding for our research and development programs from third parties through collaborations or grants, except for our HHS contract to develop a “dose-sparing” IS patch for use in the event of a pandemic flu outbreak. We are seeking to create a business based upon new technology that is intended to change existing practices of vaccine delivery. As such, we are subject to all the risks incident to the creation of new products and may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. You also should consider that we will need to:
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
     We have incurred substantial losses since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Our net loss for the year ended December 31, 2007 was $28.3 million. As of December 31, 2007, we had an accumulated deficit of approximately $129.1 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We expect to incur additional operating losses in the future, and we expect these losses to increase significantly, whether or not we generate revenue, as we expand our product development and clinical trial efforts. These losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

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
     As of December 31, 2007, we had approximately $15.5 million in unrestricted cash, cash equivalents and marketable securities. We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to conduct our research and development programs. In January 2007, we were awarded a five-year, $128 million contract by HHS to fund our development of a dose-sparing patch for use with a pandemic flu vaccine. During the first 15 months of the contract, HHS has allotted approximately $14.5 million to reimburse us for our activities under that contract. As of December 31, 2007, we had recognized revenue under the HHS contract of approximately $10.7 million, of which approximately $8.4 million has been billed and approximately $6.6 million has been paid. We currently expect to bill the government for the full $14.5 million authorized under the initial phase of the contract. We believe that our current working capital and reimbursement of expenses under our existing government grants and contracts will be sufficient to fund our operating expenses and capital requirements into the third quarter of 2008, although we cannot assure you that we will not require additional funds before then as our operating plan may change as a result of many factors currently unknown to us. In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will continue to expend funds in preparation for the Phase 3 trials for our travelers’ diarrhea vaccine, that we will not receive any proceeds from potential partnerships, that we will not receive any funds under the HHS contract beyond the $14.5 million allocated for the initial phase of that contract, that government will pay our invoices timely, that we will continue to evaluate preclinical candidates for potential development, that we will not engage in further in-licensing activities, that we will be able to retain our key personnel, and that we will not incur any significant contingent liabilities any of which might change in light of developments.
     In particular, we will need additional funding prior to the commencement of our pivotal Phase 3 clinical trial of our needle-free travelers’ diarrhea vaccine, for which we expect preparations to begin in late 2008 and, based on our current estimates, we expect our Phase 3 program to cost in the range of $30 to $45 million in third-party expenses. We also may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:
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
     We do not know whether additional financing will be available on commercially acceptable terms when needed. If adequate funds are not available or are not available on commercially acceptable terms, we may need to downsize or halt our operations and may be unable to continue developing our product candidates.

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
     Although our recently completed Phase 2 field trial of our needle-free travelers’ diarrhea vaccine showed that our vaccine resulted in a 75% reduction in moderate-to-severe diarrhea from any cause, the planned Phase 3 efficacy trial, which we plan to conduct during the summer of 2009 when the travelers’ diarrhea season in Latin America is at its peak, may not achieve similar positive results. A number of factors could contribute to a lack of positive results in our planned Phase 3 clinical trial. For example, the incidence of diarrhea or causative organisms could be different in a particular year than we predict or if our subjects do not travel during the peak travelers’ diarrhea season, the performance of our patch system may not replicate results observed in prior trials, and we may not meet our recruitment targets because of changes in travel patterns. Our current rationale for selecting the primary endpoints for our travelers’ diarrhea vaccine is based on existing clinical trial results and our understanding of the mechanism of action of this product candidate. However, our understanding of the product candidate’s mechanism of action may be incomplete or incorrect, or the mechanism may not be clinically relevant to preventing travelers’ diarrhea. In such cases, our product candidate may prove to be ineffective in the Phase 3 efficacy clinical trial.
     We presently intend to seek regulatory approval for our needle-free travelers’ diarrhea vaccine in both the United States and the European Union, so we expect to meet with the FDA and European regulatory authorities during 2008 to review our plans for the Phase 3 trials for this product candidate. At this time, we are evaluating various possible primary endpoints. We can give no assurances, however, that the FDA, European Medicines Agency (EMEA), or any other regulatory body will not require a different primary endpoints or additional efficacy endpoints for registration. Moreover, given that we currently plan to follow only travelers to Guatemala and Mexico in the efficacy trial, the FDA, EMEA and other regulatory authorities may not allow us to claim prevention of travelers’ diarrhea on a global basis without additional sites in other endemic areas. If the FDA or EMEA requires different or any additional efficacy endpoints, we may be required to conduct larger or longer Phase 3 clinical trials than currently planned to achieve a statistically significant result to enable approval of our needle-free travelers’ diarrhea vaccine or accept a narrow label indication.
     Prior to our end-of-Phase 2 meeting with the FDA, we plan to conduct at least one more Phase 2 trial to confirm that the patches from our recently installed commercial patch manufacturing line yield immunogenicity results similar to those observed in prior studies. We expect results from this Phase 2 trial in the third quarter of 2008. If the results of this trial do not confirm data from our prior studies, or if, after our end-of-Phase 2 meeting, the FDA requires us to conduct additional Phase 2 clinical trials of our needle-free travelers’ diarrhea vaccine prior to initiating our Phase 3 efficacy trial, we will incur significant additional development costs, and the initiation of our Phase 3 program may be delayed or cancelled.
     Our current plan is for the second dose of the two-dose regimen for our travelers’ diarrhea vaccine to be self-applied two weeks after the first immunization by a clinician, so that full vaccination requires only one visit to a doctor’s office. This strategy is based on the interim results of our 160-subject Phase 2 study, which we announced in February 2008. Four groups were evaluated: two groups received both doses of the vaccine from a medical professional and two other groups of volunteers administered the second vaccine patch themselves. All groups had robust responses to the vaccine, and a statistical analysis of immune parameters following vaccination showed no significant differences between treatment groups at measured time points. While we believe that our travelers’ diarrhea vaccine may be amenable to self-administration based on these results, the FDA or other regulatory authorities may not concur with our analysis. Whether any approved product would be self-administered would depend on many factors, including the outcome of any future studies evaluating self-administration and the views of regulatory agencies.
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
     The success of our business strategy is, in part, dependent on our ability to enter into multiple licensing and collaboration arrangements and to manage effectively the numerous relationships that will result. For example, we currently do not intend to manufacture any product components other than heat labile toxin (LT) adjuvant and formulated patches. Therefore, we will need to negotiate agreements to acquire biologics, such as the flu antigens contained in our needle-free flu vaccine patch development candidate, and other product components from third parties in order to develop some of our vaccine candidates (other than our needle-free travelers’ diarrhea vaccine patch and IS patch). We are seeking a collaboration with respect to our needle-free flu patch.
     We are also seeking potential collaborations for our needle-free travelers’ diarrhea vaccine. The remaining development program and potential commercialization of our travelers’ diarrhea vaccine will require substantial additional cash to fund expenses. In particular, we will need additional funding prior to the commencement of our Phase 3 clinical trial of our needle-free travelers’ diarrhea vaccine, and, based on our current estimates, we expect our Phase 3 program to cost in the range of $30 to $45 million in third-party expenses. Our current strategy includes potentially selectively collaborating with a leading pharmaceutical or biotechnology company to assist us in furthering development and potential commercialization of this product candidate. We are currently evaluating whether to advance this program ourselves or through one or more collaborations. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development of a particular drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our drug candidates to market and generate product revenue.
     A failure to enter into a collaboration could delay development of our product candidates. Also, we may not establish a direct sales force for any of our products and, therefore, may need to establish marketing arrangements with third parties or major pharmaceutical companies.
     Our ability to enter into agreements with commercial partners depends in part on convincing them that our TCI technology can help achieve and accelerate their goals or efforts. This may require substantial time and effort on our part. While we anticipate expending substantial funds and management effort, we cannot assure you that a strategic relationship will result or that we will be able to negotiate additional strategic agreements in the future on acceptable terms, if at all. Furthermore, we may incur significant financial commitments to collaborators in connection with potential licenses or sponsored research agreements. Generally, we will not be able to directly control the areas of responsibility undertaken by our strategic partners and we will be adversely affected should these partners prove unable to carry the product candidates forward to full commercialization or should they lose interest in dedicating the necessary resources toward developing such products quickly.
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
     To date, our product candidates have been manufactured in small quantities by us and third party manufacturers for preclinical and clinical trials. As we prepare our facility for Phase 3 and commercial manufacturing, this may require scale up of our fermentation, downstream processing and patch manufacturing as compared to our current levels. For example, we have recently installed manufacturing equipment capable of producing initial commercial quantities of our vaccine patches. While we have completed initial engineering runs on this upgraded equipment, we have limited experience manufacturing patches on this upgraded equipment and this may cause delays in manufacturing clinical materials for future studies. We are also making some modifications to our manufacturing facility during the first half of 2008 in order to ready it for production of Phase 3 materials. Once these modifications are complete, we will then have to requalify the manufacturing facility’s major systems before we are able to make any Phase 3 materials. In addition, we are conducting risk-based pre-process validation studies to identify and test critical control parameters for our travelers’ diarrhea product candidate and our manufacturing process. We intend to share the results from these experiments with the FDA at our end-of-Phase 2 meeting, so we can agree on the approaches for validating the manufacturing process and process controls. These projects may result in unanticipated delays and cost more than expected due to a number of factors, including complying with current Good Manufacturing Practices, or cGMP, regulations for clinical and commercial production, such as qualification and validation of these equipment, and this could result in the delay of initiation of our planned Phase 3 trials and commercial launch of products.
     Presently, we plan to conduct at least one more Phase 2 trial for our needle-free travelers’ diarrhea vaccine to confirm that the patches from this recently installed commercial patch manufacturing line yield immunogenicity results similar to those observed in prior studies. We expect results from this Phase 2 trial in the third quarter of 2008. If the results of this trial do not confirm data from our prior studies, we may incur significant additional development costs and initialization of our Phase 3 program may be delayed or cancelled.
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
     We are currently relying upon the United States government to fund our IS patch for pandemic flu. In January 2007, we entered into a five-year, $128 million cost-reimbursement contract with the HHS to develop a “dose-sparing” patch for use in the event of an influenza pandemic where the HHS will fund our costs for research, development and capital and will pay a fixed fee. Currently, HHS has allocated $14.5 million through the first 15 months of the contract for us to assess the safety and adjuvant effect of the IS patch in an initial clinical trial and to develop plans on how we would produce 150 million IS patches in a six-month period, as required under the contract. In March 2008, we announced the interim results from the 500-subject Phase 1/2 trial to assess the safety and adjuvant effect of the IS patch. We have shared the data with HHS and are now working with them to determine possible next steps. Upon completion of its review of the data, HHS will make a determination as to whether and, if so, how to continue the development of this product. If the results for this clinical trial are not deemed adequate by HHS or we fail to satisfy, from HHS’s perspective, the requirements regarding our product development and manufacturing plans, HHS may not extend the contract through its full term, in which event we may not be able to proceed with the balance of the contract.
     In our performance under the HHS contract, we are highly dependent on timely and adequate performance of our subcontractors, including Solvay Pharmaceuticals, which is supplying us with injectable pandemic flu vaccine and regulatory support for our clinical trials, and our architectural design and engineering firm. If the performance of our subcontractors is not adequate or timely, our performance under our HHS contract may be delayed, and we therefore may not be able to satisfy the contract’s requirements, which could cause us to be in breach under those contracts and cause those contracts to be terminated. We cannot assure you that one or more of these subcontractors will not be delayed in performing, or fail to perform their obligations under these contracts in compliance with applicable legal requirements.
     Although the government has advised us that funding under our HHS contract has been appropriated for this program outside of the annual appropriations process, government funding is still subject to changing priorities within the government and other political risks, particularly in an election year. As a result, the receipt by us of funds from the United States government to fund our research and development of our IS patch for pandemic flu beyond the $14.5 million already allotted cannot be assured. In addition, we expect that United States and foreign governments would be the entities procuring any pandemic flu products, if approved, and not individual consumers. While there has recently been increased public awareness of the risks of pandemic flu, government health organizations may not devote significant resources to the prevention of an outbreak and may not seek to procure pandemic flu products from us. The acceptance of our product candidate for pandemic flu may depend on whether government health organizations adopt a dose-sparing strategy to prevent pandemic flu and whether a competing technology for dose sparing is adopted. If a dose-sparing strategy is not endorsed or a competing technology for dose sparing is adopted, our product candidate will not yield any revenues.
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
     We have entered into a contract with HHS, which is a U.S. government agency. Currently, HHS has allocated $14.5 million through the first 15 months of the contract for us to assess the safety and adjuvant effect of the IS patch in an initial clinical trial and to develop plans on how we would produce 150 million IS patches in a six-month period, as required under the contract. In contracting with government agencies, we are subject to various U.S. government agency contract requirements. Future revenues from HHS and other U.S. government agencies will depend, in part, on our ability to meet U.S. government agency contract requirements, certain of which we may not be able to satisfy.
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
     All of our product candidates currently in development rely on LT, a naturally occurring bacterial toxin, as an adjuvant. LT has been shown to cause undesirable side effects when delivered through conventional mechanisms such as injection, intranasal and oral delivery methods. LT cannot be administered orally as an adjuvant and was linked to an increase in the risk of Bell’s palsy, a temporary paralysis of the facial muscles, when used in a nasal flu vaccine that was on the market in Europe during the 2000/2001 flu season. If we find that LT is not safe when administered to subjects to the skin using our TCI technology, we will not be able to use LT as an adjuvant in our products. This would have a material adverse effect on our product development efforts.
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
We rely on third parties to provide us with materials necessary to manufacture our product candidates that may not be available on commercially reasonable terms, or at all, which may delay the development, regulatory approval and commercialization of our product candidates.
     We purchase from third-party suppliers the materials necessary to produce the bulk LT and final patches for our travelers’ diarrhea vaccine and IS patches for our clinical trials. Suppliers may not sell these materials to us at the times we need them or on commercially reasonable terms. Moreover, we currently do not have any agreements for the commercial production of these materials. If we are unable to obtain these materials for our clinical trials, then product testing and potential regulatory approval of our product candidates could be delayed, significantly affecting our ability to develop our product candidates. If we are unable to purchase these materials after regulatory approval has been obtained for our product candidates for any reason, including due to regulatory requirements or actions, adverse financial developments at or affecting the supplier, or labor shortages or disputes, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates.
     In some cases, we expect these materials to be specifically cited in our future marketing applications with regulatory authorities, so that they must be obtained from that specific source unless and until the applicable authority approved another supplier. In addition, there may only be one available source for a particular component or chemical. Our suppliers also may be subject to FDA regulations or the regulations of other governmental agencies outside the United States regarding manufacturing practices. As such, their facilities could be subject to ongoing inspections, and minor changes in manufacturing processes for these materials may require additional regulatory approvals, either of which could cause delay or a shortage in supply. We may be unable to manufacture our products in a timely manner or at all if these third party suppliers were to cease or interrupt production or otherwise fail to supply these materials to us, either of which could cause us to incur significant additional costs and lose revenue.
We rely on a limited number of manufacturers for our skin preparation systems, and our business will be seriously harmed if these manufacturers are not able to satisfy our demand and alternative sources are not available.
     We do not have an in-house manufacturing capability for our skin preparation systems (SPS) and depend completely on a small number of third-parties for the manufacture of our SPS. We do not have long-term agreements with any of these third parties, and if they are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our SPS in a timely manner from these third parties could delay clinical trials and prevent us from developing our product candidates in a cost-effective manner or on a timely basis. In addition, manufacturers of our SPS are subject to cGMP and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our product candidates could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval plant inspection, the FDA will not grant pre-market approval of our products.

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

     We intend to meet with the FDA and European regulatory authorities during 2008 to review our plans for the Phase 3 trial for our needle-free travelers’ diarrhea vaccine to seek regulatory approval in both the United States and European Union. At this time, we are evaluating various possible primary endpoints. We can give no assurances, however, that the FDA, EMEA, or any other regulatory body will not require a different primary endpoint or additional efficacy endpoints for registration. Moreover, given that we currently plan to follow only travelers to Guatemala and Mexico in the efficacy trial, the FDA, EMEA and other regulatory authorities may not allow us to claim prevention of travelers’ diarrhea on a global basis without additional sites in other endemic areas. If the FDA or EMEA requires different or any additional efficacy endpoints, it could limit the indications for which our travelers’ diarrhea vaccine might be approved, and an approval for a limited indication could negatively our ability to market and sell this product candidate. While we believe that our travelers’ diarrhea vaccine may be amenable to self-administration based on recent clinical results, the FDA or other regulatory authorities may not concur with our analysis. Whether any approved product would be self-administered would depend on many factors, including the outcome of any future studies evaluating self-administration and the views of regulatory agencies. In addition, if, after regulatory approval, we would desire to expand the indication or apply for a different indication, we will be required to file a supplementary application, along with the necessary clinical data to support any new label claims. In this case, we may incur significant additional development costs, and we may not be able to obtain regulatory approval or commercialize this product for the new indication in an acceptable timeframe.
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
     Even if any of our vaccine candidates obtain regulatory approval, they still may not gain market acceptance among physicians, patients and the medical community, which would limit our ability to generate revenue and would adversely affect our results of operations. Physicians will not recommend products developed by us or our collaborators until clinical data or other factors demonstrate the safety and efficacy of our products as compared to other available treatments. Even if the clinical safety and efficacy of our products is established, physicians may elect not to recommend these products for a variety of factors, including the reimbursement policies of government and third-party payors. There are other established treatment options for the diseases that many of our product candidates target, such as travelers’ diarrhea and the flu. In order to successfully launch a product based on our TCI technology, we must educate physicians and patients about the relative benefits of our products. If our products are not perceived as easy and convenient to use, for example as compared to an injectable vaccine or antibiotics, or are perceived to present a greater risk of side effects or are not perceived to be as effective as other available treatments, physicians and patients might not adopt our products. A failure of our technology to gain commercial acceptance would have a material adverse effect on our business. We expect that, if approved for commercialization, our needle-free travelers’ diarrhea vaccine patch will be paid for by patients out of pocket. We originally designed our needle-free travelers’ diarrhea vaccine patch to protect against only those cases of travelers’ diarrhea caused by enterotoxigenic E. coli bacteria, or ETEC, and in which the LT toxin is present. We estimate this to be approximately one-third of all cases of travelers’ diarrhea. If we do not demonstrate protection against other forms of travelers’ diarrhea, this could limit commercial acceptance of this product. Because our needle-free flu vaccine patch and IS patch candidates are targeted at preventing or ameliorating the effects of flu infection, if the launch of these products for a particular flu season fails, we may not receive significant revenues from either product until the next season, if at all. See the risk factors set forth below entitled “Our competitors may have superior products, manufacturing capability or marketing expertise,” “Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products,” and “We have no experience in sales, marketing and distribution and will depend on the sales and marketing efforts of third parties.”
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
     We license substantially all of our patented and patentable TCI technology through an exclusive license from WRAIR, a federal government entity. This license will terminate automatically on the expiration date of the last to expire patent subject to the license, which, based on currently issued patents and our assumption that such patents will not be invalidated, would be February 2019. WRAIR may unilaterally modify or terminate the license if we, among other things:
•	do not expend reasonable efforts and resources to carry out the development and marketing of the licensed TCI technology and do not manufacture, use, or operate products that use the TCI technology by December 31, 2011 (subject to extension based upon a showing of reasonable diligence in developing the technology);

•	do not continue to make our TCI-based products available to the public on commercially reasonable terms after we have developed such products;

•	misuse the licensed TCI technology or permit any of our affiliates or sub-licensees to do so;

•	fail to pay royalties or meet our other payment or reporting obligations under the license;

•	become bankrupt; or

•	otherwise materially breach our obligations under the license.
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
     We base our TCI technology in large part on innovations for which WRAIR has sought protection under the United States and certain foreign patent laws. We consider patent protection of our TCI technology to be critical to our business prospects. As of February 21, 2008, there are four issued and one allowed United States patents, 42 issued foreign patents and 43 United States and foreign patent applications relating to TCI and improvements on the technology. The four issued United States patents will expire between November 2016 and February 2019. The 42 issued foreign patents will expire between November 2016 and February 2019. Under our license agreement with WRAIR, we bear financial responsibility for the preparation, filing, prosecution and maintenance of any and all patents and patent applications licensed. With respect to enforcement, we have the right to bring actions to enforce patents licensed under the WRAIR license agreement, subject to WRAIR’s continuing right to intervene, and WRAIR maintains the right to bring enforcement actions if we fail to do so.
     Our contract with HHS includes certain patent and data rights provisions governing our rights and those of the U.S. government in respect of patentable processes and inventions and works subject to copyright, including software, that we may develop under the contract and that are paid for by HHS. While we do not believe that our performance under the HHS contract will result in patentable processes or inventions, or works subject to copyright, including software, that we would need to market our IS patch technology in the future, our performance under the HHS contract subjects us to the risk that the U.S. government may claim rights or interests in such patentable processes or inventions or works subject to copyright.
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
     Competitors may infringe our patents or the patents of our collaborators or licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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
We depend on our key personnel, the loss of whom may adversely affect our operations. If we fail to attract and retain the talent required for our business, our business will be materially harmed.
     We are a small company with 112 full-time employees as of December 31, 2007, and we depend to a great extent on principal members of our management and scientific staff. If we lose the services of any key personnel, in particular, Stanley Erck, our President and Chief Executive Officer, or Gregory Glenn, our Chief Scientific Officer, it could significantly impede the achievement of our research and development objectives and could delay our product development programs and approval and commercialization of our product candidates. We do not currently have any key man life insurance policies. While we have entered into agreements with certain of our executive officers relating to severance after a change of control and these officers have agreed to restrictive covenants relating to non-competition and non-solicitation, we have not entered into employment agreements with members of our senior management team other than Stanley Erck. Our agreement with Stanley Erck does not ensure that we will retain his services for any period of time in the future. Our success depends on our ability to attract and retain highly qualified scientific, technical and managerial personnel and research partners. Competition among biopharmaceutical and biotechnology companies for qualified employees is intense, and we may not be able to retain existing personnel or attract and retain qualified staff in the future. If we fail to hire and retain personnel in key positions, we will be unable to develop or commercialize our product candidates in a timely manner.
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

     While there are no vaccines against infection by ETEC that have been approved for sale in the United States, we are aware of several companies with ETEC vaccine product candidates that are in development, which, if approved, would compete against our needle-free travelers’ diarrhea vaccine patch. Those companies with potential ETEC vaccine candidates include ACE BioSciences A/S, Avant Immunotherapeutics, Inc., Cambridge Biostability Ltd., Crucell, N.V., Emergent BioSolutions, Inc., and Intercell AG. One of our competitors, Crucell announced in 2005 results from a study of an ETEC vaccine indicating the vaccine may be effective in preventing diarrhea caused by ETEC. In the absence of vaccines, travelers’ diarrhea is generally treated, either prophylactically or following onset, with antibiotics or over-the-counter, or OTC, products that alleviate symptoms. Some of these OTC products and antibiotics, such as Cipro, are marketed by pharmaceutical companies with substantial resources and enjoy widespread acceptance among physicians and patients. In addition, Salix Pharmaceuticals, Inc. has announced that it has completed a Phase 3 study and initiated another to evaluate the efficacy and safety of an antibiotic specifically designed to be taken prophylactically for the prevention of travelers’ diarrhea, and is targeting filing a marketing application in the first half of 2008.
     There are multiple influenza vaccines approved for sale in both the United States and Europe. In many cases, these products are manufactured and distributed by pharmaceutical companies with substantial resources, such as Novartis AG, GlaxoSmithKline plc, sanofi-aventis SA, Solvay SA and MedImmune, Inc. FluMist, a nasal flu vaccine, has received marketing approval from the FDA and would compete against our needle-free flu vaccine, if it is approved for marketing. We are also aware of other flu vaccine candidates to be delivered by alternative methods, such as nasal spray and skin delivery, which, if approved, would compete against our needle-free flu vaccine, if it is approved for marketing. In addition, we know of multiple flu vaccine candidates that incorporate adjuvants to enhance immune responses, particularly in the elderly. Some of these adjuvanted flu vaccines are being developed by pharmaceutical companies with substantial resources, such as sanofi-aventis, GlaxoSmithKline and Novartis. These adjuvanted vaccines would compete against our IS patch for the elderly and for pandemic flu applications, if either is approved for marketing. For example, both GlaxoSmithKline and Novartis were awarded “dose-sparing” contracts by HHS totaling $63.3 million and $54.8 million, respectively, in January 2007 to develop pandemic flu vaccines with their proprietary adjuvant systems. Both GlaxoSmithKline and Novartis have reported separately initial data indicating that low doses (3.8 ug and 7.5 ug, respectively) of their respective adjuvanted pandemic flu vaccines have elicited immune responses at levels considered protective by health authorities, as well as strong immune responses against “drifted” strains of pandemic flu that have changed over time. In March 2008, GlaxoSmithKline announced that its H5N1 split antigen pre-pandemic influenza vaccine, which utilizes its proprietary adjuvant along with 3.8 ug of pandemic flu antigen, received a positive opinion from European regulatory authorities on its marketing authorization application. In addition, sanofi-aventis announced in February 2008 that it had filed for European approval of the first seasonal influenza vaccine delivered by a intradermal microinjection system, aimed at providing a superior immune response in the elderly.
Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products.
     The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunity. For example, in some foreign markets, pricing and profitability of prescription biopharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement similar government controls. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of biopharmaceutical products. Cost control initiatives could decrease the price that we would receive for any products in the future.
     Our ability to commercialize biopharmaceutical product candidates, alone or with third parties, could be adversely affected by cost control initiatives and also may depend in part on the extent to which reimbursement for the product candidates will be available from:
•	government and health administration authorities;

•	private health insurers; and

•	other third-party payors.

     Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly attempt to contain health care costs by limiting both coverage and the level of reimbursement for new biopharmaceutical products and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. In the United States, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to market and sell our product candidates profitably. In particular, in December 2003, President Bush signed into law new Medicare prescription drug coverage legislation which went into effect on January 1, 2006. Under this legislation, the Centers for Medicare and Medicaid Services, or CMS, the agency within the Department of Health and Human Services that administers Medicare and is responsible for reimbursement of the cost of drugs, has asserted the authority of Medicare to elect not to cover particular drugs if CMS determines that the drugs are not “reasonable and necessary” for Medicare beneficiaries or to elect to cover a drug at a lower rate similar to that of drugs that CMS considers to be “therapeutically comparable.” Changes in reimbursement policies or health care cost containment initiatives that limit or restrict reimbursement for our products may cause our potential revenues to decline. Third party insurance coverage may not be available to patients for any product candidates we discover and develop, alone or through our strategic relationships. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our product candidates, the market acceptance of these product candidates maybe reduced.
We have no experience in sales, marketing and distribution and will depend on the sales and marketing efforts of third parties.
     We plan to establish marketing arrangements with third parties or major pharmaceutical companies and do not expect to establish direct sales capability for several years. However, these types of marketing arrangements might not be available on commercially acceptable terms, or at all. In the future, to market any of our product candidates directly, we would need to develop a marketing and sales force with technical expertise and distribution capability. To the extent that we enter into marketing or distribution arrangements, any revenues we receive will depend upon the efforts of third parties. We cannot assure you that we will be successful in gaining market acceptance for any products we may develop.
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

Until 2006, we operated as a private company and as a result, we have limited experience attempting to comply with public company obligations. Attempting to comply with these requirements will increase our costs and require additional management resources, and we still may fail to comply.
     In February 2006, we closed our initial public offering. Previously, as a private company, we maintained a small finance and accounting staff. While we expect to continue to expand our staff, we may encounter substantial difficulty attracting qualified staff with requisite experience due to the high level of competition for experienced financial professionals.
     We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. Efforts to comply with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and The Nasdaq Stock Market have significant initial and ongoing legal, audit and financial compliance costs. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting and we may fail to comply for the reasons outlined in the next risk factor.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
     Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. If we cannot continue to provide reliable financial reports or prevent fraud, our operating results could be harmed. Also, to account for our continued growth, as well the additional reporting obligations under the HHS contract, we have installed a new financial system, which went live on January 1, 2007. Our experience with this new system is limited and could impact our ability in the future to provide timely financial reports. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. There are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
     The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical, biopharmaceutical and biotechnology stocks. The volatility of pharmaceutical, biopharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the shares. Factors that could cause volatility in the market price of our common stock include:
•	the timing and the results from our clinical trial programs;

•	developments concerning current or future strategic alliances;

•	FDA or international regulatory actions;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	announcements of clinical trial results or new product introductions by our competitors;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;

•	developments concerning intellectual property rights;

•	litigation or public concern about the safety of our potential products;

•	actual and anticipated fluctuations in our quarterly operating results;

•	announcements regarding transactions with third parties;

•	deviations in our operating results from the estimates of securities analysts;

•	additions or departures of key personnel; and

•	third-party reimbursement policies.
     These and other factors may cause the market price and demand for our common stock to fluctuate substantially. In certain situations, such fluctuations may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock and our ability to raise capital.
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
     We set goals for and make public statements regarding timing of the accomplishment of objectives material to our success, such as the commencement and completion of clinical trials. The actual timing of these events can vary dramatically due to factors such as delays or failures in our clinical trials, the uncertainties inherent in the regulatory approval process, transactions with third parties and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. We can provide no assurance that our clinical trials will be completed, that we will make regulatory submissions or receive regulatory approvals as planned, that we will enter into collaborations, or that we will be able to adhere to our current schedule for the launch of any of our products. If we fail to achieve one or more of these milestones as planned, the market price of our shares could decline.
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
     As a result, these provisions and others available under Delaware law could limit the price that investors are willing to pay for shares of our common stock.
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
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     We currently lease approximately 53,500 square feet of research, manufacturing and administrative space in Gaithersburg, Maryland for our principal laboratories, manufacturing facility and corporate offices. In January 2007, we signed a lease amendment under which we leased an additional 1,365 square feet in our current facility beginning on July 1, 2007 and an additional 5,650 square feet in our current facility beginning on September 1, 2007. As of September 2007, we occupied the entire facility. The lease expires in May 2013 and has a five-year renewal option.
Item 3. Legal Proceedings
     We are not party to any material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to stockholders for a vote during the fourth quarter of 2007.
Executive Officers of the Registrant
     The following table sets forth the names and ages of our executive officers as of December 31, 2007.

Name	Age	Position(s)
Stanley C. Erck	59	President, Chief Executive Officer, Treasurer and Director
Gregory M. Glenn, M.D.	53	Senior Vice President and Chief Scientific Officer
Russell P. Wilson	48	Senior Vice President, Chief Financial Officer, General Counsel and Secretary
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

	High	Low
2006
First Quarter	$7.34	$5.22
Second Quarter	6.00	3.91
Third Quarter	4.81	2.61
Fourth Quarter	6.40	4.60

2007
First Quarter	$6.85	$4.56
Second Quarter	5.15	1.61
Third Quarter	2.15	1.57
Fourth Quarter	1.96	0.92
     As of March 20, 2008, there were approximately 137 registered holders and approximately 1,220 beneficial owners of our common stock.
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
Securities Authorized For Issuance Under Equity Compensation Plans
     The following table summarizes the number of securities issuable under our incentive compensation plans as of December 31, 2007.

	Number of		Number of Securities
	Securities to Be		Remaining Available for
	Issued Upon	Weighted-average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plan (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected in
	and Rights (1)	and Rights	Column (a)) (2)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,126,218	$3.16	540,632

Equity compensation plans not approved by security holders	—		—

Total	4,126,218		540,632

(1)	Includes (i) outstanding options to purchase 50,380 shares of common stock under the 1998 Plan, of which 50,380 have been vested; and (ii) outstanding awards to purchase 1,681,577 shares of common stock under the 1999 Plan, of which 1,438,492 have been vested; and (iii) outstanding awards to purchase 2,394,261 shares of common stock under the 2005 Plan, of which 265,465 have been vested. Options granted under the 1999 Plan to purchase 151,657 shares of common stock were exercised prior to December 31, 2007.

(2)	Includes (i) up to 26,543 shares of common stock that may be issued under the 1998 Plan; (ii) up to 168,350 shares of common stock that may be issued under the 1999 Plan; and (iii) 345,739 shares of common stock that may be issued under the 2005 Plan. Does not include up to 80,000 shares that may be issued under the 2006 Employee Stock Purchase Plan which became effective upon our initial public offering.
Item 6. Selected Financial Data
     The following table sets forth selected financial data that is qualified in its entirety by and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. The financial data for the fiscal years ended December 31, 2007, 2006 and 2005 are derived from our audited financial statements appearing elsewhere in this document. The financial data for the fiscal years ended December 31, 2004 and 2003 are derived from our audited financial statements not included in this document.

	Years Ended December 31,
Statement of Operations Data:	2003	2004	2005	2006	2007
	(In thousands, except share and per share data)
Revenues	$1,601	$2,345	$2,371	$1,475	$10,667
Cost and expenses:
Research and development	13,332	14,349	16,529	28,041	31,605
General and administrative	3,348	3,206	3,780	5,857	8,172

Total costs and expenses	16,680	17,555	20,309	33,898	39,777

Loss from operations	(15,079)	(15,210)	(17,938)	(32,423)	(29,110)
Other (expense) income:
Interest income	953	620	392	1,006	1,144
Interest expense	(128)	(265)	(467)	(377)	(297)
Other expense, net	(448)	(225)	(17)	(8)	(11)

Total other (expense) income, net	377	130	(92)	621	836
Cumulative effect of change in accounting principle	—	—	—	17	—

Net loss	(14,702)	(15,080)	(18,030)	(31,785)	(28,274)
Dividends on and accretion of convertible preferred stock	(5,466)	(5,525)	(5,562)	(471)	—

Net income (loss) available to common stockholders	$(20,168)	$(20,605)	$(23,592)	$(32,256)	$(28,274)

Net income (loss) per share of common stock — basic and diluted	$(26.43)	$(26.90)	$(30.14)	$(2.03)	$(1.16)

Weighted average shares of common stock outstanding — basic and diluted	763,075	765,945	782,715	15,915,797	24,412,688

	As of December 31,
Balance Sheet Data:	2003	2004	2005	2006	2007
	(In thousands)
Cash, cash equivalents and marketable securities	$38,213	$22,397	$5,190	$15,336	$15,500
Working capital	34,945	18,878	270	10,401	13,534
Total assets(1)	41,511	28,942	11,861	23,085	27,355
Debt and capital lease obligations	2,966	5,273	4,239	4,759	3,655
Redeemable convertible preferred stock and Series C warrant	59,555	65,357	70,386	—	—
Common stock subject to put right	1,958	1,958	1,959	—	—
Total stockholders’ equity (deficit)	(26,038)	(45,993)	(68,458)	14,035	17,953

(1)	As of December 31, 2007, we had net operating loss (NOL) and research and development credit carryforwards of approximately $109.8 million and $3.4 million, respectively. Tax benefits may arise from these carryforwards in the future in the event that we realize U.S. taxable income. Potential tax benefits arising from these carryforwards are not reflected in our total assets. Despite the NOL carryforward, we may have an income tax liability in future years due to the application of the alternative minimum tax rules. The NOL may also be limited in its ability to offset future losses in the event that there is a change in the stock ownership as defined by federal tax regulations.
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
     Our four product candidates are (1) a needle-free travelers’ diarrhea vaccine patch; (2) an IS patch intended to stimulate an immune response to even small doses of a pandemic flu vaccine, thereby extending vaccine supply in the event of an influenza pandemic; (3) a needle-free vaccine patch for seasonal flu; and (4) an IS patch intended to boost the immune response of the elderly to the standard flu vaccine. None of our product candidates has been approved for commercial sale by the U.S. Food and Drug Administration (FDA) or any comparable foreign agencies.
     As of December 31, 2007, we had an accumulated deficit of $129.1 million. We expect that advancing the clinical program for the needle-free travelers’ diarrhea vaccine patch into Phase 3 trials; continuing the clinical development of the IS patch to extend the supply of pandemic flu vaccines and the IS patch for elderly receiving flu vaccines; exploring the use of new flu antigens for the needle-free flu vaccine patch; increasing manufacturing capabilities for product candidates; and expanding TCI research and development activities would require substantial expenditures over the next several years.

     We anticipate advancing the TCI platform in 2008 and 2009 will be focused on conducting additional development for the product candidates in clinical development, particularly given the goal of an end-of-Phase 2 meeting with the FDA in 2008 prior to conducting a pivotal Phase 3 study in Latin America for the needle-free travelers’ diarrhea vaccine in 2009.
Management Review of 2007
     The following is a summary of key events that occurred during 2007:
Program Update
Needle-free travelers’ diarrhea vaccine
     Since the beginning of 2007, we have made significant advances in our travelers’ diarrhea program through a series of Phase 2 trials.
     In April 2007, we announced the results of our Phase 2 dose-ranging study for our travelers’ diarrhea vaccine patch. In the dose-ranging trial, four different doses, as well as a placebo patch, were tested, and antibody levels were checked at 21 and 42 days. The interim results from that trial showed that nearly all subjects in the four different dosing groups responded to the vaccine, with even the lowest dose of the vaccine patch applied to the arm evoking a response in more than 95% of subjects. There were also no vaccine-related serious adverse events.
     In August 2007, we announced the results from a safety and immunogenicity trial of our travelers’ diarrhea vaccine in elderly subjects (65 and older) and healthy adults. In this trial, we compared the safety and immune response of elderly subjects given our travelers’ diarrhea vaccine patch with the immune response prompted in healthy adults. Because the immune system is often less able to mount an effective immune response in the elderly, many vaccines do not work well in this group. However, the interim results showed that 100% of subjects who received our travelers’ diarrhea vaccine patch, regardless of age, seroconverted — that is, had an immune response to the vaccine as measured by serum antibody levels. There were also no vaccine-related serious adverse events.
     In September 2007, we presented data from a Phase 2 field trial of the travelers’ vaccine at the Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC) that indicated that people who received the vaccine before traveling to Mexico or Guatemala were significantly less likely to report clinically significant diarrhea. In that study, we observed that travelers who received our needle-free travelers’ diarrhea vaccine were significantly less likely to be sickened as compared with travelers who received a placebo. The Phase 2 field study was designed to evaluate the logistics around how to best conduct a larger pivotal field study for our travelers’ diarrhea program. Based on the interim results, the study met its primary endpoints, which were designed to evaluate the safety of the vaccine and the incidence of illness from enterotoxigenic E. coli (ETEC) bacteria, the most common cause of travelers’ diarrhea. No vaccine-related serious adverse events were reported. The secondary objectives included evaluation of vaccine preventable outcomes, immunogenicity and stool frequency.
     The field study also gathered data on the protective efficacy of the vaccine. This data showed that of the 59 individuals who received the patch-based vaccine, only three suffered moderate (4 to 5 loose stools per 24-hour period) or severe (6 or more loose stools per 24-hour period) diarrhea, while 23 of the 111 who received a placebo suffered moderate or severe diarrhea, a 75 percent reduction (p=0.007). One of the 59 volunteers in the vaccine group reported severe diarrhea, compared with 12 of the 111 in the placebo group, an 84 percent reduction (p=0.033). The study, which was conducted in Mexico and Guatemala, also found that when vaccinated subjects were sickened, the illness lasted only half a day on average, while those in the placebo group endured two days of illness and more than twice as many loose stools. The data from this Phase 2 field study amplify the results observed in our previous challenge study in which 47 healthy volunteers were given either our travelers’ diarrhea vaccine or a placebo and then exposed to high levels of ETEC organisms. The results from the challenge study, published in the journal Vaccine in 2007, showed that subjects who received the vaccine had significantly fewer loose stools (p=0.04) and were significantly less likely to require intravenous fluids (14 percent compared with 40 percent, p=0.003).

     Finally, in February 2008, we announced that interim results of another Phase 2 study that showed that the second dose of the two-dose regimen for our travelers’ diarrhea vaccine patch yielded a robust immune response when self-applied by subjects outside of a clinical setting. Four groups of forty subjects each were evaluated: two groups received both doses of the vaccine from a medical professional (one group on the arm twice, the other on the arm and then thigh); and two other groups of volunteers administered the second vaccine patch themselves on the thigh either observed by the clinician or at home unobserved. All groups had robust responses to the vaccine, and a statistical analysis of immune parameters following vaccination showed no significant differences between treatment groups at measured time points. These results confirm our belief that the Iomai patch can be effectively used by patients without a health care provider present, removing the need for a second trip to a travel clinic. Our market research has shown that self-application of the second dose further enhances the market potential of this product. As with past studies of the vaccine, no serious vaccine-related adverse events were reported.
     Based on the results from these trials, we intend to move quickly to complete our Phase 2 work for our travelers’ diarrhea vaccine in 2008, which could allow a Phase 3 efficacy study in travelers to Guatemala and Mexico during summer of 2009, when the travelers’ diarrhea season in Latin America is at its peak. We have been meeting with our scientific advisors to review our data and finalize the design of our Phase 3 program. Giving consideration to the results for our Phase 2 field trial, which showed protection against travelers’ diarrhea of any cause, we are considering whether our endpoints will target travelers’ diarrhea caused by LT-secreting ETEC or by any bacteria. We intend to meet with the FDA and European regulatory authorities during 2008 to review these plans for our Phase 3 program in order to seek regulatory approval in both the United States and European Union. Before commencing a Phase 3 trial, we anticipate that there will be at least one more Phase 2 trial to confirm that the patches from our recently installed commercial patch manufacturing line yield immunogenicity results similar to those observed in prior studies. We expect results from this Phase 2 trial in the third quarter of 2008.
     We are also seeking potential collaborations for our needle-free travelers’ diarrhea vaccine. The remaining development program and potential commercialization of our travelers’ diarrhea vaccine will require substantial additional cash to fund expenses. In particular, we will need additional funding prior to the commencement of our Phase 3 clinical trial of our needle-free travelers’ diarrhea vaccine, and, based on our current estimates, we expect our Phase 3 program to cost in the range of $30 to $45 million in third-party expenses. Our current strategy includes potentially selectively collaborating with a leading pharmaceutical or biotechnology company to assist us in furthering development and potential commercialization of this product candidate for international travelers from developed countries, including the United States and the European Union. At this point, we would expect to sell directly to the military market. As for countries in which the diarrhea is endemic, we expect to establish strategic partnerships with local manufacturers and non-governmental organizations, or NGO’s, to cover distribution of this vaccine patch to both children and adults in those countries.
IS patch for pandemic flu program
     In January 2007, the Department of Health and Human Services, or HHS, awarded us a five-year, cost-plus reimbursement contract to fund our development of a dose-sparing patch for use with a pandemic flu vaccine. If the product is developed through licensure, the total cost reimbursed by HHS, plus a fixed fee, is estimated to be $128 million. During the first 15 months of the contract, HHS has allotted approximately $14.5 million for us to assess the safety and adjuvant effect of the IS patch in an initial clinical trial and to develop plans on how we would produce 150 million IS patches in a six-month period, as required under the contract. Once we demonstrate the safety and dose-sparing capability of our IS patch, we hope to sell up to 150 million IS patches to the United States government for its stockpile of pandemic flu products. In April 2007, we submitted our first milestone under this contract in the form of a product development plan; in July 2007, we submitted our second milestone in the form of a clinical and regulatory development plan; and in January 2008, we submitted our third milestone in the form of a production plan that describes a facility, processes, and plans to produce 150 million doses of the IS patches in a six-month period. In March 2008, we announced the interim results from the 500-subject Phase 1/2 trial to assess the safety and adjuvant effect of the IS patch. The trial met a key endpoint, demonstrating a clinically relevant adjuvant effect when our IS patch was used with a single dose of the 45-microgram H5N1 vaccine. The trial found that a single 45-microgram dose of an H5N1 influenza vaccine, coupled with a single 50-microgram IS patch, was sufficient to provide an immune response considered protective in 73 percent of those tested, a statistically significant improvement over those who received the H5N1 influenza vaccine alone. This is one of the first trials to demonstrate that a single dose of pandemic influenza vaccine may meet the level of protection suggested in U.S. Food and Drug Administration guidance, which recommends that a pandemic vaccine achieve immune response levels considered protective in 70 percent or more of vaccine recipients. We have shared the data with HHS and are now working with them to determine possible next steps. Upon completion of its review of the data, HHS will make a determination as whether and, if so, how to continue the development of these patches.

Needle-free flu vaccine patch
     In late May 2007, we announced interim results from the Phase 1 clinical trial of our needle-free vaccine for seasonal influenza. The study compared the immune responses generated by our needle-free vaccine patch and an injected intramuscular vaccine. Both vaccines contained the same three flu antigens from a split-virus influenza vaccine. The trial showed that our needle-free vaccine patch stimulated an immune response to each of the three antigens in a dose-dependent manner; however, the results show that the injected vaccine prompted a greater immune response compared with our patch vaccine. While use of a split-virus is the traditional approach for injected flu vaccines, we believe that the method by which split-virus antigens are processed can result in highly crossed-linked antigens prone to aggregation, which may be difficult to efficiently deliver in a skin patch. Antigens in this form may not be best suited for patch application, so we are now working on a preclinical program that is exploring other methods of formulating flu antigens that may be a better match for our needle-free patch. Preliminary research suggests that modification of patch formulation or flu antigens into discrete particles may be better suited for TCI administration, and we are adjusting our development and partnering plan accordingly. The timing of any future trials of our needle-free seasonal flu vaccine will be determined in part by the availability of antigens from either our internal programs or in collaboration with a partner.
IS patch for elderly receiving flu vaccines
     We are developing our IS patch to improve the immune response of the elderly to existing injectable influenza vaccines. In 2007, we completed a Phase 1 safety study in Australia with our current dry patch formulation, and the data from this 50-person study confirmed that our current dry patch formulation of the IS patch was safe for this indication. After we complete a full review of the results from our Phase 1/2 clinical trial to assess the safety and adjuvant effect of the IS patch under our HHS contract, which we believe is based on similar biological principles as the IS patch to improve the immune response to injectable influenza vaccines, we will re-evaluate our plans to commence a Phase 2 study in the United States to confirm the results observed in our prior European study that demonstrated proof-of-concept with a previous patch formulation.
Operations Update
     In January 2007, we amended our facility lease to acquire access to approximately 7,000 additional square feet in our building during the third quarter of 2007. We now occupy the entire building, which houses our principal laboratories, manufacturing facility and corporate offices in approximately 53,500 square feet. The lease expires in May 2013 and has a five-year renewal option.
Financial Update
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
FINANCIAL OPERATIONS REVIEW
Revenues
     Prior to 2007, our revenues were generally limited to amounts we received under U.S. federal grant programs. With the award of the HHS contract in January 2007, our principal source of revenue in 2007 was from reimbursement of expenses incurred under that contract. During the first 15 months of the contract, HHS has allotted approximately $14.5 million for us to assess the safety and adjuvant effect of the IS patch in a Phase 1/2 clinical trial and to develop plans on how we would produce 150 million IS patches in a six-month period, as required under the contract. In 2007, we recognized government contract revenues of approximately $10.7 million, and we currently expect to bill the government for the full $14.5 million for the initial phase of the contract. These amounts include reimbursement for our employees’ time and benefits and other expenses related to performance under the HHS contract.

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
     We expense both internal and external research and development costs as incurred, other than those capital expenditures that have alternative future uses, such as the build-out of our manufacturing facility. Due to the early stage of development of our product candidates, we at times have to allocate certain costs across multiple product candidates. The following table shows, for the periods presented, our estimate of the total costs that have been incurred for our lead product candidates from January 1, 2003 to December 31, 2007:

	Years ended December 31,		Cumulative Since
Product Candidate	2007	2006	January 1, 2003
	(in thousands)
Needle-free travelers’ diarrhea vaccine patch	$11,724	$16,726	$38,651
IS patch for pandemic flu	10,180	2,593	15,186
Needle-free flu vaccine patch	5,169	5,889	18,263
IS patch for elderly receiving flu vaccines	1,176	1,262	16,992
Other programs	3,356	1,571	14,762

Total	31,605	28,041	103,854
     We expect our research and development costs will continue to be substantial and that they would increase if we advance our current portfolio of product candidates through clinical trials and move other product candidates into preclinical and clinical trials.
General and administrative expense
     General and administrative expense consists primarily of compensation for employees in executive and operational functions, including finance and accounting, business development, and corporate development. Other significant costs include facilities costs and professional fees for accounting and legal services. Since the completion of our initial public offering, our general and administrative expenses have increased due to increased costs for insurance, professional fees, public company reporting requirements, and investor relations costs associated with operating as a publicly-traded company. In addition, there will likely be further increases going forward related to the hiring of additional personnel.

RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2007 and 2006

	Year ended December 31,
(in thousands, except percentages)	2007	2006	$ Change	% Change
Revenues	$10,667	$1,475	$9,192	623.2%
Costs & Expenses:
Research & development	31,605	28,041	3,564	12.7%
General & administrative	8,172	5,857	2,315	39.5%

Total costs & expenses	39,777	33,898	5,879	17.3%

Other income (expense)	836	621	215	34.6%
Cumulative effect of a change in accounting principle	—	17	(17)	—

Net loss	$(28,274)	$(31,785)	$3,511	(11.0)%
Revenues. The $9.2 million increase in revenues was principally the result of revenue recognized under our HHS contract, which commenced in January 2007. We recognized revenues of approximately $10.7 million under our HHS contract in 2007. The revenue in 2006 was from the second-year award under a $2.9 million NIH grant to further development of our IS patch technology for pandemic flu applications, which ended in the second quarter of 2006.
Research and Development Expenses. The $3.6 million increase in research and development expenditures was driven by four major factors associated with supporting our clinical and product development programs: (1) higher payroll and stock compensation costs associated with a 25% increase in full-time employee equivalents, (2) higher facility costs associated with leasing additional space, (3) increased animal study costs associated with work performed under our HHS contract, and (4) higher contract manufacturing costs associated with procuring and finishing the pandemic flu vaccine for the clinical trial under the HHS contract. These increased costs were partially offset by lower development costs for our skin preparation system.
General and Administrative Expenses. The $2.3 million increase in general and administrative expenses was principally due to higher payroll and stock compensation costs associated with a 48% increase in full-time employee equivalents and to higher consulting costs associated with market studies for our product candidates.
Interest Income (Expense) and Other — Net. The net interest and other income reflects the interest received on our cash and marketable securities, offset by interest expense on financing to purchase equipment and leasehold improvements. The $215,000 increase in net interest and other income was a result of a higher average cash balance in 2007.
Net Loss. The $3.5 million decrease in our net loss for 2007 was principally a result of revenue recognized under our HHS contract awarded in January 2007, offset by higher operating expenses.
Comparison of the years ended December 31, 2006 and 2005

	Year ended December 31,
(in thousands, except percentages)	2006	2005	$ Change	% Change
Revenues	$1,475	$2,371	$(896)	(37.8)%
Costs & Expenses:
Research & development	28,041	16,529	11,512	69.6%
General & administrative	5,857	3,780	2,077	54.9%

Total costs & expenses	33,898	20,309	13,589	66.9%

Other (expense) income	621	(92)	713	(775.0)%
Cumulative effect of a change in accounting principle	17	—	17	—

Net loss	$(31,785)	$(18,030)	$(13,755)	76.3%

Revenues. The $0.9 million decrease in grant revenues was principally the result of fewer active grants in 2006. The principal grant revenue in 2006 was from the second-year award under a $2.9 million NIH grant to further development of our IS patch technology for pandemic flu applications, which ended in the second quarter of 2006. There was only one other small active grant in the second half of 2006. Grant revenues in 2005 were principally from reimbursable expenses incurred under the first year of our NIH grant to further development of our IS patch technology for pandemic flu applications, as well as revenues from a cancer grant that ended in the fourth quarter of 2005.
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
LIQUIDITY AND CAPITAL RESOURCES
     We have incurred annual operating losses since inception, and, as of December 31, 2007, we had an accumulated deficit of $129.1 million. We expect that advancing the clinical program for the needle-free travelers’ diarrhea vaccine patch into Phase 3 trials; continuing the clinical development of the IS patch to extend the supply of pandemic flu vaccines and the IS patch for elderly receiving flu vaccines; exploring the use of new flu antigens for the needle-free flu vaccine patch; increasing manufacturing capabilities for product candidates; and expanding TCI research and development activities would require substantial expenditures over the next several years. Since our inception, we have financed our operations primarily through the sale of equity securities, interest income earned on cash, cash equivalents, and short-term investment balances, and debt. We have also generated limited revenues during this time from our HHS contract, collaborative partners, and research grants.
     As of December 31, 2007 we had approximately $15.5 million in unrestricted cash, cash equivalents, and marketable securities. We invest in cash equivalents and U.S. government and agency obligations. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our marketable securities are classified as available-for-sale. These securities are carried at fair value, plus any accrued interest. We have used cash primarily to finance our research operations, including clinical trials. In 2007, these costs were offset by reimbursements under our HHS contract. As of December 31, 2007, we had recognized revenue under the HHS contract of approximately $10.7 million, of which approximately $8.4 million had been billed and approximately $6.6 million had been paid. We currently expect to bill the government for the full $14.5 million authorized under the initial phase of the contract. Also, in March 2007, we closed a private placement in our common stock in which we raised approximately $30.2 million in net proceeds.

     We believe that our current working capital and reimbursement of expenses under our existing government grants and contracts would be sufficient to fund our operating expenses and capital requirements into the third quarter of 2008. In order to fund our needs subsequently, we will need to raise additional money and may seek to do so by: (1) out-licensing technologies or product candidates to one or more corporate partners, (2) completing an outright sale of assets or the company, (3) securing debt financing, and/or (4) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain, and, if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditure requirements, and the scale of our operations. We expect to attempt to raise additional funds in advance of depleting our existing cash balances; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term needs will require the successful commercialization of our product candidates and, at this time, we cannot reliably estimate if or when that will occur.
     Our future cash requirements include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs. We have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our commitments to be $11.6 million over the term of currently ongoing studies. Through December 31, 2007, approximately $8.6 million of this amount has been expensed as research and development expenses and $6.5 million has been paid related to these clinical studies. We also estimate that we have remaining commitments of approximately $440,000 related to the close-out of trials that are substantially complete. The timing of our expense recognition and future payments related to these agreements are subject to the enrollment of patients and performance by the applicable institutions of certain services. As we expand our clinical studies, we plan to enter into additional agreements.
     The following table summarizes sources and uses of cash and cash equivalents for the years ended December 31, 2007 and 2006.

	Years ended December 31,
(in thousands)	2007	2006	$ Change
Net cash used in operating activities	$(27,554)	$(28,866)	$1,312
Net cash (used in) provided by investing activities	21	(4,357)	4,378
Net cash provided by (used in) financing activities	29,186	41,880	(12,694)

Net increase (decrease) in cash and cash equivalents	1,653	8,657	(7,004)
Cash and cash equivalents at end of period	$15,500	$13,847	$1,653

     The $1.3 million decrease in net cash used in operations was primarily the result of a decrease in net loss from the prior period and an increase in accounts payable principally related to subcontractor charges under our HHS contract for which we are awaiting reimbursement. These factors were partially offset by an increase in accounts receivable from the prior period resulting from work performed under our HHS contract. As we develop our technologies and further our clinical trial programs, we expect to increase our spending. Our future ability to generate cash from operations will depend on achieving regulatory approval of our products, market acceptance of such products, and our ability to enter into collaborations.
     The $4.4 million decrease in net cash used by investing activities was principally the result of greater investing activities in 2006 following our initial public offering. During 2007, we invested our available cash in short-term treasury funds because of a relatively flat yield curve. Consequently, during 2007, we did not invest any of our available cash in marketable securities and we received $1.5 million from the maturity of prior such investments, as compared to 2006 when we invested $17.7 million of our available cash in marketable securities and received proceeds of $16.5 million from the maturity of such investments. Additionally, during 2007, we invested approximately $1.5 million in the purchase of equipment, furniture, and fixtures, for our pilot manufacturing facility and our build-out of additional office and laboratory space, as compared to approximately $2.5 million for such purchases in 2006.

     The $12.7 million decrease in net cash provided by financing activities was principally the result of the difference in net proceeds between the sale of equity securities in 2007 and 2006. The March 2007 private placement resulted in approximately $30.2 million in net proceeds, while the company’s initial public offering in February 2006 resulted in approximately $30.9 million in net proceeds and the October 2006 private placement to existing shareholders resulted in approximately $9.9 million in net proceeds. In addition, net proceeds from debt borrowings, including landlord financing, decreased. During 2007 and 2006, net proceeds from debt borrowings, including landlord leasehold financing, totaled $500,000 and $2.3 million, respectively, as we financed the build-out of additional office space and the purchase of additional equipment. During 2007, we repaid $1.6 million of our debt, as compared to $1.7 million during the comparable period in 2006.
     The following summarizes our long-term contractual obligations as of December 31, 2007:

	Payments Due by Period
		Less Than			More Than
(in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt (1)	$4,422	$1,533	$2,021	$731	$137

Operating Lease Obligations(2)	6,846	1,196	2,489	2,602	559

Total	$11,268	$2,729	$4,510	$3,333	$696

(1)	Includes interest payable in the period.

(2)	These amounts include payments for additional facility space leased under a lease amendment signed in January 2007. See discussion of amended lease terms below.
     In January 2007, we amended our facility lease to acquire access to approximately 7,000 additional square feet in the building in the third quarter of 2007. We now lease the entire building.
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

     As of December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.
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
Revenue Recognition. We recognize revenue when all terms and conditions of the agreements have been met, including persuasive evidence of an arrangement, services have been rendered, price is fixed or determinable, and collectability is reasonably assured. For reimbursable cost contracts and research grants, we recognize revenue as costs are incurred once the funding is authorized. Funding of government contracts and grants beyond the U.S. government’s current fiscal year is subject to annual congressional appropriations, and the Company cannot recognize revenue for subsequent years until the period in which such funding is duly authorized. Provisions for estimated losses on contracts and grants are made in the period such losses are determined.
Research and Development Costs. The Company expenses its research and development costs as incurred; however, equipment and facilities that are acquired or constructed for research and development activities that have alternative future uses (in research and development projects or otherwise) are capitalized and depreciated as tangible assets.
Stock-Based Compensation. We have four stock-based employee compensation plans, described more fully in Note 11 to the Financial Statements, and we record compensation expense based upon the fair value of stock-based awards. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). The recognition provisions have been applied to all employee awards granted, modified, or settled after January 1, 2003.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (Statement 123(R)), using the modified-prospective-transition method. As we have expensed options since 2003, the adoption of Statement 123(R) did not have a material impact on our stock-based compensation expenses in 2006, and management believes that the adoption of Statement 123(R) will not have a material impact on its financial statements going forward. We have continued to use the Black-Scholes-Merton formula to estimate the fair value of stock-based awards with the adoption of Statement 123(R).
     With the adoption of Statement 123(R), we recognized in our statement of operations for the year ended December 31, 2006, a one-time charge recorded as the cumulative effect of a change in accounting principle, which reflects an estimate of forfeitures for unvested awards outstanding as of the adoption of Statement 123(R). This charge represents a reduction in the compensation cost for prior periods for any unvested options remaining that would not have been recognized in those prior periods had forfeitures for such unvested options been estimated during those prior periods. The cumulative effect for this change in accounting principle totaled $16,726 and is recorded on the statement of operations for the year ended December 31, 2006.
     As of December 31, 2007, we anticipate recognizing approximately $4.5 million of total unrecognized compensation expense, less estimated forfeitures, related to nonvested options under the stock compensation plans in future periods. These expenses are expected to be recognized over a weighted-average period of 3.0 years.
     Based on the closing price of our stock on December 31, 2007, the intrinsic value of options outstanding as of that date was approximately $247,000 of which approximately $209,000 related to vested options and approximately $38,000 related to unvested options.

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
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     We currently have in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our principal executive officer and our principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our 2007 fiscal year in connection with the preparation of this annual report. They concluded that the controls and procedures were effective and adequate at that time.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework . Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.
Attestation Report of Independent Registered Public Accounting Firm
     This annual report does not include an attestation report of the Company’s registered public accounting firm, Ernst & Young LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by Ernst & Young LLP pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
Changes in Internal Controls Over Financial Reporting
     There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
     The information required by Item 10 — Directors, Executive Officers and Corporate Governance; Item 11 — Executive Compensation; Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13 — Certain Relationships and Related Transactions, and Director Independence; and Item 14 — Principal Accountant Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 14, 2008, except that the information required by Item 10 pertaining to our executive officers is contained in Part I of this report.
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
     (b) Exhibits
     The exhibits are set forth in the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1.3	Third Amended and Restated Certificate of Incorporation.	(1)

3.2.3	Third Amended and Restated By-laws.	(2)

4.2	Grant of Put Option dated April 6, 2001 by Iomai Corporation to the Walter Reed Army Institute of Research as representative of the United States of America.	(1)

4.3	Option Agreement dated December 4, 2002 by and between Iomai Corporation and Elan Corporation, plc.	(1)

4.4	Stock Purchase Warrant dated December 4, 2002 issued by Iomai Corporation to Friedman Billings Ramsey & Co., Inc.	(1)

4.5.1	Investor Rights Agreement dated December 4, 2002 between Iomai Corporation and the individuals specified in Exhibit A thereto.	(1)

4.5.2	Amendment to the Investor Rights Agreement dated March 27, 2003 among Iomai Corporation and the Purchasers listed on the signature pages thereto.	(1)

4.5.3	Amendment to Investor Rights Agreement and Consent dated May 30, 2003 among Iomai Corporation and the Purchasers listed on the signature pages thereto.	(1)

4.5.4	Amendment to Investor Rights Agreement and Consent dated December 1, 2005 among Iomai Corporation and the purchasers listed on the signature pages thereto.	(1)

4.6	Registration Rights Agreement dated April 6, 2001 by and between Iomai Corporation and MdBio, Inc. as trustee for and on behalf of the Walter Reed Army Institute of Research, a representative of the United States of America.	(1)

4.7	Registration Rights Agreement dated March 30, 1999 by and between Iomai Corporation and Maryland Health Care Product Development Corporation.	(1)

4.8	Registration Rights Agreement dated July 18, 2000 by and between Iomai Corporation and Eiicha Ida.	(1)

4.9	Registration Rights Agreement dated July 18, 2000 by and between Iomai Corporation and Yuichi Suzuki.	(1)

4.10	Registration Rights Agreement dated July 18, 2000 by and between Iomai Corporation and Toshiro Osoegawa.	(1)

4.11	Registration Rights Agreement dated August 15, 2000 by and between Iomai Corporation and CZ Venture Operations, Inc.	(1)

4.12	Registration Rights Agreement dated January 4, 2001 by and between Iomai Corporation and Alexandria Real Estate Equities, L.P.	(1)

4.13	Form of common stock warrant dated March 2, 2007.	(7)

4.14	Form of common stock warrant dated March 2, 2007.	(7)

9.1	Voting Trust and Escrow Agreement dated April 6, 2001 between Iomai Corporation and MdBio, Inc., as trustee for and on behalf of Walter Reed Army Institute of Research, a representative of the United States of America.	(1)

10.1	Employment Agreement dated May 18, 2002 between Iomai Corporation and Stanley Erck, as amended on October 25, 2002.**	(1)

10.1.1	Amendment No. 2, dated December 1, 2005, to the Employment Agreement between Iomai Corporation and Stanley Erck.**	(1)

10.2	1998 Stock Option Plan, as amended January 16, 2002.**	(1)

10.3.1	1999 Stock Incentive Plan.	(1)

Exhibit No.	Description	Location
10.3.2	Form of Incentive Stock Option Agreement.**	(1)

10.3.3	Form of Nonqualified Stock Option Agreement.**	(1)

10.4	2005 Incentive Plan, as amended and restated as of June 5, 2007.**	(8)

10.5	2006 Employee Stock Purchase Plan.**	(1)

10.6	Terms of Non-Employee Director Compensation.**	(1)

10.7	Amended and Restated License Agreement dated April 6, 2001 by and between Iomai Corporation and the Walter Reed Army Institute of Research as representative of the United States of America.+	(1)

10.7.1	Amendment No. 1 to the Amended and Restated License Agreement dated February 4, 2008 by and between Iomai Corporation and the Walter Reed Army Institute of Research as representative of the United States of America.

10.8	Form of Subordinated Convertible Promissory Note issued by Iomai Corporation to the Walter Reed Army Institute of Research as representative of the United States of America.	(1)

10.9	Commercial License Agreement dated June 30, 2005 by and between Iomai Corporation and Dow Global Technologies Incorporated.+	(1)

10.10.1	Master Security Agreement dated September 26, 2003 by and between Iomai Corporation and Oxford Finance Corporation.	(1)

10.10.2	Form of Promissory Note issued by Iomai Corporation to Oxford Finance Corporation together with schedule identifying dates, principal amounts and interest rates of all outstanding promissory notes.	(1)

10.11.1	Lease Agreement dated December 18, 2000 by and between Iomai Corporation and ARE-20/22/1300 Firstfield Quince Orchard, LLC.	(1)

10.11.2	First Amendment to Lease dated November 29, 2001 by and between Iomai Corporation and ARE-20/22/1300 Firstfield Quince Orchard, LLC.	(1)

10.11.3	Second Amendment to Lease dated April 14, 2003 by and between Iomai Corporation and ARE-20/22/1300 Firstfield Quince Orchard, LLC.	(1)

10.11.4	Third Amendment to Lease dated August 28, 2003 by and between Iomai Corporation and ARE-20/22/1300 Firstfield Quince Orchard, LLC.	(1)

10.11.5	Fourth Amendment to Lease dated October 26, 2005 by and between Iomai Corporation and ARE 20/22/1300 Firstfield Quince Orchard, LLC.	(1)

10.11.6	Letter Agreement amending Fourth Amendment to Lease dated January 3, 2006 by and between Iomai Corporation and ARE 20/22/1300 Firstfield Quince Orchard, LLC.	(3)

10.11.7	Sublease Agreement dated February 28, 2006 by and between Geomet Technologies, LLC and Iomai Corporation.	(3)

10.11.8	Fifth Amendment to Lease dated July 25, 2006 by and between Iomai Corporation and ARE 20/22/1300 Firstfield Quince Orchard, LLC.	(4)

10.11.9	Sixth Amendment to Lease dated January 26, 2007 by and between Iomai Corporation and ARE 20/22/1300 Firstfield Quince Orchard, LLC.	(6)

10.12	Form of Change in Control Agreement, between Iomai Corporation and certain officers.**	(1)

10.13	Securities Purchase Agreement dated October 23, 2006 by and among Iomai Corporation and the Purchasers thereto.	(5)

10.14	Securities Purchase Agreement dated March 2, 2007 by and among Iomai Corporation and Investors thereto.	(7)

10.15	Contract dated January 17, 2007 by and between Iomai Corporation and the Department of Health and Human Services (HHS/OS/OPHEP/OPHEMC).+	(9)

Exhibit No.	Description	Location
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(10)

**	Indicates a management contract or compensatory plan.

+	Confidential Treatment Requested Under 17 C.F.R. §§ 200.80(b)(4) and 230.406. The confidential portions of this exhibit have been omitted and are marked by an asterisk.

(1)	Previously filed as an exhibit to the Company’s Form S-1/A (File No. 333-128765) and incorporated herein by reference thereto.

(2)	Previously filed as an exhibit to the Company’s Form 8-K filed March 24, 2006 and incorporated herein by reference thereto.

(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 24, 2006 and incorporated herein by reference thereto.

(4)	Previously filed as an exhibit to the Company’s Form 8-K filed July 7, 2006 and incorporated herein by reference thereto.

(5)	Previously filed as an exhibit to the Company’s Form 8-K filed October 24, 2006 and incorporated herein by reference thereto.

(6)	Previously filed as an exhibit to the Company’s Form 8-K filed January 30, 2007 and incorporated herein by reference thereto.

(7)	Previously filed as an exhibit to the Company’s Form 8-K filed March 2, 2007 and incorporated herein by reference thereto.

(8)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-143525) and incorporated herein by reference thereto.

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed May 14, 2007 and incorporated herein by reference thereto.

(10)	This certification accompanies this annual report on Form 10-K and is not filed as part of it.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOMAI CORPORATION
By:	/s/ Stanley C. Erck
	Name:	Stanley C. Erck
	Title:	President, Chief Executive Officer, Treasurer and Director

Dated: March 26, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of March 26, 2008.

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

Iomai Corporation

Iomai Corporation
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders of
Iomai Corporation
     We have audited the accompanying balance sheets of Iomai Corporation as of December 31, 2007 and 2006 and the related statements of operations, changes in redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iomai Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.
     The accompanying financial statements have been prepared assuming that Iomai Corporation, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The 2007 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
     As discussed in Note 3 to the financial statements, the Company changed its method of accounting for stock-based compensation in 2006 upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments”.
/s/ Ernst & Young LLP
McLean, Virginia
March 13, 2008

Iomai Corporation
BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$15,500	$13,847
Marketable securities	—	1,489
Accounts receivable	4,011	62
Prepaid expenses and other current assets	589	500

Total current assets	20,100	15,898
Property and equipment, net	6,699	6,736
Restricted marketable securities	265	268
Loans to employees	93	—
Other noncurrent assets	198	183

Total assets	$27,355	$23,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,710	1,598
Accrued expenses	2,656	2,353
Notes payable, current portion	1,005	1,369
Notes payable to related party, current portion	195	176
Capital lease obligation, current portion	—	1

Total current liabilities	6,566	5,497

Notes payable, long-term portion	1,303	1,866
Notes payable to related party, long-term portion	1,152	1,347
Deferred rent	381	340

Total liabilities	9,402	9,050

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized and 25,588,673 and 19,197,387 shares issued and outstanding as of December 31, 2007 and 2006 respectively	256	192
Additional paid-in capital	146,759	114,631
Accumulated deficit	(129,062)	(100,788)

Total stockholders’ equity	17,953	14,035

Total liabilities and stockholders’ equity	$27,355	$23,085

See accompanying notes.

Iomai Corporation
STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year ended December 31,
	2007	2006	2005

Revenues	$10,667	$1,475	$2,371
Cost and expenses:
Research and development	31,605	28,041	16,529
General and administrative	8,172	5,857	3,780

Total costs and expenses	39,777	33,898	20,309

Loss from operations	(29,110)	(32,423)	(17,938)
Other income (expense)
Interest income	1,144	1,006	392
Interest expense	(297)	(377)	(467)
Other expense, net	(11)	(8)	(17)

Total other income (expense), net	836	621	(92)

Net loss before cumulative effect of a change in accounting principle	(28,274)	(31,802)	(18,030)
Cumulative effect of change in accounting principle	—	17	—
Net loss	(28,274)	(31,785)	(18,030)
Dividends on and accretion of convertible preferred stock	—	(471)	(5,562)

Net loss available to common stockholders	$(28,274)	$(32,256)	$(23,592)

Net loss available to common stockholders per share of common stock—basic and diluted	$(1.16)	$(2.03)	$(30.14)

Weighted-average number of shares of common stock—basic and diluted	24,412,688	15,915,797	782,715

See accompanying notes.

Iomai Corporation
STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

			Stockholders’ Equity (Deficit)
	Series C Convertible							Accumulated
	Redeemable		Series B Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2004	129,590,034	65,321	14,734,578	147	771,921	8	3,849	(26)	(49,970)	(45,992)
Amortization of Series C warrants	—	12	—	—	—	—	—	—	—	—
Accretion of issuance costs	—	443	—	—	—	—	(333)	—	(110)	(443)
Accrual of dividends	—	4,587	—	—	—	—	(4,084)	—	(504)	(4,588)
Issuance of Common Stock warrants	—	—	—	—	—	—	9	—	—	9
Stock option compensation	—	—	—	—	—	—	538	—	—	538
Cash in lieu of fractional common shares	—	—	—	—	(60)	—	(1)	—	—	(1)
Exercise of options	—	—	—	—	23,658	—	22	—	—	22
Net loss	—	—	—	—	—	—	—	—	(18,030)	(18,030)
Unrealized gain on investments	—	—	—	—	—	—	—	27	—	27

Comprehensive loss	—	—	—	—	—	—	—	—	—	(18,003)

Balance at December 31, 2005	129,590,034	70,363	14,734,578	147	795,519	8	—	1	(68,614)	(68,458)
Amortization of Series C warrants	—	1	—	—	—	—	—	(1)	—	(1)
Accretion of issuance costs	—	37	—	—	—	—	(37)	—	—	(37)
Accrual of dividends	—	389	—	—	—	—	—	—	(389)	(389)
Stock option compensation	—	—	—	—	—	—	1,065	—	—	1,065
Exercise of options	—	—	—	—	14,030	—	13	—	—	13
Exercise of warrants	—	—	—	—	2,865	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of offering costs of $4,012,584	—	—	—	—	5,000,000	50	30,892	—	—	30,942
Automatic conversion of common stock subject to put right into common stock upon initial public offering	—	—	—	—	—	—	1,958	—	—	1,958
Automatic conversion of preferred stock into common stock upon initial public offering	(129,590,034)	(70,790)	(14,734,578)	(147)	11,101,867	111	70,849	—	—	70,813
Issuance of common stock, net of offering costs of $86,593	—	—	—	—	2,283,106	23	9,891	—	—	9,914
Net loss	—	—	—	—	—	—	—	—	(31,785)	(31,785)
Unrealized gain on investments	—	—	—	—	—	—	—	—		—

Comprehensive loss	—	—	—	—	—	—	—	—	—	(31,785)

Balance at December 31, 2006	—	—	—	—	19,197,387	192	114,631	—	(100,788)	14,035
Stock option compensation	—	—	—	—	—	—	1,902	—	—	1,902
Exercise of options	—	—	—	—	99,458	1	90	—	—	91
Issuance of common stock in connection with PIPE, net of offering costs of $1,685,114	—	—	—	—	6,291,828	63	30,136	—	—	30,199
Net loss	—	—	—	—	—	—	—	—	(28,274)	(28,274)
Unrealized gain on investments	—	—	—	—	—	—	—	—		—

Comprehensive loss	—	—	—	—	—	—	—	—	—	(28,274)

Balance at December 31, 2007	—	$—	—	$—	$25,588,673	$256	$146,759	—	$(129,062)	$17,953

See accompanying notes.

Iomai Corporation
STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2007	2006	2005

Cash flows from operating activities
Net loss	$(28,274)	$(31,785)	$(18,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,600	1,261	2,670
Stock-based compensation expense	1,902	1,065	538
Non-cash interest expense and amortization of premium/discount of marketable securities	(21)	(255)	28
Deferred rent	41	194	(54)
Loss on disposal of property and equipment	6	10	4
Changes in operating assets and liabilities:
Accounts receivable	(3,949)	(50)	62
Prepaid expenses and other current assets	(89)	(242)	(40)
Loans to employees	(93)	—	—
Other noncurrent assets	(17)	2	(45)
Accounts payable	1,037	(9)	420
Accrued expenses	303	943	143

Net cash used in operating activities	(27,554)	(28,866)	(14,304)

Cash flows from investing activities
Purchases of property and equipment	(1,495)	(3,501)	(1,339)
Sale of property and equipment	—	7	—
Restricted cash and marketable securities	16	384	35
Sales/maturities of marketable securities	1,500	16,500	22,150
Purchases of marketable securities	—	(17,747)	(6,790)

Net cash (used in) provided by investing activities	21	(4,357)	14,056

Cash flows from financing activities
Proceeds from the exercise of stock options	91	13	22
Cash issued in lieu of fractional common stock	—	—	(1)
Proceeds from initial public offering, net of underwriting commissions	—	32,854	—
Proceeds from private placement of common stock	31,884	10,000	—
Stock issuance costs	(1,685)	(1,517)	—
Deferred stock issuance costs	—	—	(481)
Proceeds from notes payable	496	2,000	468
Principal payments on notes payable	(1,423)	(1,495)	(1,166)
Proceeds from notes payable to related party	—	280	—
Principal payments on notes payable to related party	(176)	(250)	(333)
Payments under capital lease obligations	(1)	(5)	(13)

Net cash provided by (used in) financing activities	29,186	41,880	(1,504)

Net increase (decrease) in cash and cash equivalents	1,653	8,657	(1,752)
Cash and cash equivalents at beginning of year	13,847	5,190	6,942

Cash and cash equivalents at end of year	$15,500	$13,847	$5,190

Supplemental cash flow disclosures:
Cash paid for interest	$445	$435	$497

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
2. MANAGEMENT’S PLANS AS TO CONTINUING AS A GOING CONCERN
     The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. In addition, the Company would need to raise additional capital to continue its business operations as currently conducted and fund deficits in operating cash flows. The Company may raise additional capital to finance the development of its business operations, although such capital raising activity cannot be assured.
     Potential alternatives for accessing funding include: (1) out-licensing technologies or product candidates to one or more corporate partners, (2) completing an outright sale of assets or the company, (3) securing debt financing, and/or (4) selling additional equity securities. There is no assurance that the Company will raise capital sufficient to enable the Company to continue to conduct its operations for the next 12 months.
     In the event the Company does not access funding to continue to conduct its operations for the next 12 months, the Company will likely revise its planned clinical trials, other development activities, capital expenditure plans, and the scale of its operations, until it is able to obtain sufficient financing to do so, or pursue other alternatives.
     These factors could significantly limit the Company’s ability to continue as a going concern. The balance sheets do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.
3. SIGNIFICANT ACCOUNTING POLICIES
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
Cash and cash equivalents
     The Company considers demand deposits and all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2007 and 2006, the Company’s cash equivalents consisted of money market accounts, an overnight repurchase agreement and a savings account.

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
     The Company periodically reviews its marketable securities to determine whether a decline in fair value below the carrying value exists and is other-than-temporary. This evaluation consists of a review of several factors, including but not limited to: the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future earnings potential, the near-term prospects for recovery of the market value of a security, and the intent and ability of the Company to hold the security until the market value recovers. Declines in value below cost for debt securities are not assumed to be other-than-temporary where: it is considered probable that all contractual terms of the security will be satisfied, the decline is due primarily to changes in interest rates (and not because of increased credit risk), or the Company intends and has the ability to hold the investment for a period of time sufficient to allow a market recovery. Unrealized losses related to debt securities are not significant.
     If management determines that such an impairment exists, the carrying value of the investment will be reduced to the current fair value of the investment and the Company will recognize a change in the statement of operations equal to the amount of the carrying value reduction.
Restricted marketable securities
     Restricted marketable securities at December 31, 2007 and 2006 include marketable securities with a face value of $265,000, pledged as collateral to secure payment of promissory notes issued to finance, in part, the build-out of the Company’s facilities (see Note 8—Long-Term Debt).
Accounts receivable
     Accounts receivable that management has the intent and ability to hold until payment are reported in the balance sheets at outstanding amounts, less the allowance for doubtful accounts. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company maintains an allowance for doubtful accounts, which is determined based on historical experience and management’s expectations of future losses. There was no allowance for doubtful accounts in either 2007 or 2006.
     Unbilled accounts receivable consist principally of expenses incurred on reimbursable research grants and contracts prior to year-end that have not yet been billed to the contracting agent. Unbilled accounts receivable at December 31, 2007 and 2006 were approximately $2.2 million and $25,000, respectively.
Concentration of credit risk and fair value of financial instruments
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable, and notes payable. The Company places its cash and cash equivalents with financial institutions, and its marketable securities consist of U.S. government obligations and U.S. agency obligations. Management believes that the financial risks associated with its cash and cash equivalents and marketable securities are minimal. Accounts receivable principally consist of amounts due from government agencies under government grants and contracts.
     The carrying amount of current assets and liabilities approximates their fair values due to their short-term maturities. The fair value of notes payable approximates their carrying amount as of December 31, 2007 and 2006 based on rates currently available to the Company for debt with similar terms and remaining maturities.

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
Revenue recognition
     The Company recognizes revenue when all terms and conditions of the agreements have been met, including persuasive evidence of an arrangement, services have been rendered, price is fixed or determinable, and collectability is reasonably assured. For reimbursable cost contracts and research grants, the Company recognizes revenue as costs are incurred once the funding is authorized. Funding of government contracts and grants beyond the U.S. government’s current fiscal year is subject to annual congressional appropriations, and the Company cannot recognize revenue for subsequent years until the period in which such funding is duly authorized. Provisions for estimated losses on contracts and grants are made in the period such losses are determined.
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
Stock-based compensation
     The Company accounts for share-based payments in accordance with the provisions of FASB Statement No. 123(R), “Share-Based Payment” (Statement 123(R)). See Note 11 — Stockholders’ Equity (Deficit) for discussion of impact of adoption of Statement 123(R). The Company uses the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees and amortizes the expense over the vesting period of the option on a straight-line basis.
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
     Prior to the Company’s initial public offering, our board of directors determined the fair value of our common stock for options to acquire shares of our common stock. Our board of directors made contemporaneous determinations of fair value and did not employ a third party valuation firm to determine fair value. In the absence of a public trading market prior to the Company’s initial public offering, and as a clinical-stage company with no significant revenues, the Company believes that it was appropriate to consider a range of factors to determine the fair value market value of the common stock at each option grant date. These factors included: (1) the achievement of clinical and operational milestones by the Company, (2) the status of strategic relationships with collaborators, (3) the significant risks associated with the Company’s early stage of development of a new technology, (4) capital market conditions for life science companies, particularly similarly situated privately-held, early-stage life science companies, (5) the Company’s available cash, financial condition and results of operations, (6) the most recent sales of the Company’s preferred stock, and (7) the preferential rights of the outstanding preferred stock. In connection with the preparation of the financial statements for the Company’s initial public offering, the Company reassessed its estimate of the fair value for financial reporting purposes of its common stock following its stock option grants in March 2004. This valuation was done retrospectively by management, a related party, and the Company did not obtain contemporaneous valuations from an independent valuation specialist. Based on this reassessment, the Company determined that there were five periods between March 2004 and October 2005 in which the Company’s reassessment of the fair value of its common stock ranged from $2.75 to $9.00 per share during the period options were granted.
Basic and diluted net loss available to common stockholders per share of common stock
     Basic net loss available to common stockholders per share excludes dilution for potential common stock issuances and is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares outstanding for the period. Diluted net loss attributable to common stockholders per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Mandatory redeemable convertible preferred stock, stock options and warrants were not considered in the computation of diluted net loss attributable to common stockholders per share for the years ended December 31, 2007, 2006 and 2005 as their effect is antidilutive.
Reverse stock split
     All share and per share amounts have been retroactively adjusted to give effect to a 1-for-13 reverse stock split effective on December 2, 2005.

Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company believes the adoption of SFAS 157 will not have a material impact on its financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its financial position and results of operations.
     In June 2007, the FASB ratified EITF 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for financial statements issued for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 07-3 to have a material impact on its financial statements.
4. GOVERNMENT CONTRACT FOR PANDEMIC FLU
     On January 17, 2007, the Company was awarded a five-year, cost-plus reimbursement contract by the U.S. Department of Health and Human Services (HHS) to fund the development of a dose-sparing patch for use with a pandemic flu vaccine. The immunostimulant (IS) patch is intended to stimulate an immune response to influenza when used in conjunction with small doses of influenza vaccine. If the product is developed through licensure, the total cost reimbursed by HHS, plus a fixed fee, is estimated to be $128 million. During the first 15 months of the contract, HHS has allotted approximately $14.5 million for the Company to assess the safety and adjuvant effect of the IS patch in an initial clinical trial, and to develop plans on how the Company would produce 150 million IS patches in a six-month period, as required under the contract. As of December 31, 2007, we had recognized revenue under the HHS contract of approximately $10.7 million, of which approximately $8.4 million had been billed and approximately $6.6 million had been paid.

5. MARKETABLE SECURITIES
     Following is a summary of the available-for-sale marketable securities at December 31, 2007 and 2006 (in thousands):

December 31, 2007
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value

Available-for-Sale
U.S. Treasury and agency obligations	$—	$—	$—	$—

Accrued interest	—	—	—	—

Total — Marketable securities	$—	$—	$—	$—

Restricted Marketable Securities
U.S. Treasury and agency obligations	$265	$—	$—	$265
Accrued interest	—	—	—	—

Total — Restricted marketable securities	$265	$—	$—	$265

	December 31, 2006
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value

Available-for-Sale
U.S. Treasury and agency obligations	$1,489	$—	$—	$1,489
Accrued interest	—	—	—	—

Total — Marketable securities	$1,489	$—	$—	$1,489

Restricted Marketable Securities
U.S. Treasury and agency obligations	$265	$—	$—	$265
Accrued interest	3	—	—	3

Total — Restricted marketable securities	$268	$—	$—	$268

     The contractual maturities of the Company’s marketable securities and restricted marketable securities were less than one year at December 31, 2007 and 2006. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.
     The Company’s gross proceeds from maturities of its marketable securities for the years ended December 31, 2007, 2006 and 2005 were $1,500,000, $16,500,000 and $22,150,000, respectively. For these periods, the Company did not realize any gains or losses related to its marketable securities.
6. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006

Furniture and equipment	$1,983	$1,465
Lab equipment	4,729	4,225
Leasehold improvements	6,103	6,051
Construction-in-progress	1,847	1,376

Subtotal	14,662	13,117
Accumulated depreciation	(7,963)	(6,381)

Property and equipment, net	$6,699	$6,736

     Depreciation and amortization expense on property, plant and equipment totaled approximately $1.6 million, $1.3 million, and $2.7 million for the years ended December 31, 2007, 2006 and 2005 respectively. For the years ended December 31, 2007, 2006 and 2005, the Company capitalized interest expense of approximately $147,000, $65,000 and $26,000, respectively.

7. ACCRUED LIABILITIES
     Accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006

Salary and employee benefits	$1,740	$1,282
Clinical trial obligations	412	561
Other	504	510

	$2,656	$2,353

8. LONG-TERM DEBT
Notes payable
     In September 2003, the Company entered into a loan arrangement with an equipment leasing company to finance up to $5 million for the build-out of the Company’s facility to accommodate (1) a GMP facility for biological and patch manufacturing to support clinical trials and to advance patch formulation and development, and (2) laboratories to support patch formulation and development, as well as small-scale biological research. Under the terms of the loan, the Company was permitted to draw down up to $5 million, and this facility extended through September 2005. In May 2006, the Company negotiated an extension of this facility to finance up to $2 million of additional capital expenditures, and in May 2007, the Company negotiated an additional extension of approximately $500,000. These extensions were subject to a covenant that any additional drawdowns maintain a specific collateral mix.
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
     The components of notes payable are as follows (in thousands):

	December 31,
	2007	2006

Promissory Note dated September 26, 2003; 8.93%, maturing March 26, 2007	$—	$114
Promissory Note dated September 26, 2003; 9.03%, maturing September 26, 2007	—	16
Promissory Note dated December 30, 2003; 9.24%, maturing June 30, 2007	—	162
Promissory Note dated February 26, 2004; 9.03%, maturing February 26, 2008	10	70
Promissory Note dated April 30, 2004; 9.48%, maturing April 30, 2008	33	127
Promissory Note dated June 30, 2004; 10.06%, maturing December 30, 2007	—	33
Promissory Note dated June 30, 2004; 10.03%, maturing June 30, 2008	115	327
Promissory Note dated September 30, 2004; 9.58%, maturing March 30, 2008	2	11
Promissory Note dated September 30, 2004; 9.40%, maturing September 30, 2008	40	90
Promissory Note dated November 30, 2004; 9.72%, maturing November 30, 2008	65	129
Promissory Note dated March 30, 2005; 10.46%, maturing March 30, 2009	25	43
Promissory Note dated March 30, 2005; 10.70%, maturing September 30, 2008	6	14
Promissory Note dated July 27, 2005; 10.32%, maturing July 27, 2009	84	131
Promissory Note dated July 27,2005; 10.66%, maturing January 27, 2009	8	15
Promissory Note dated September 30, 2005; 10.31%, maturing September 30, 2009	76	114
Promissory Note dated May 31, 2006; 11,38%, maturing May 31, 2010	284	381
Promissory Note dated May 31, 2006; 11.73%, maturing November 30, 2009	153	220
Promissory Note dated August 28, 2006; 11.27%, maturing August 28, 2010	403	525

	December 31,
	2007	2006

Promissory Note dated August 28, 2006, 11.65%, maturing February 28, 2010	57	79
Promissory Note dated December 20, 2006; 10.96%, maturing December 20, 2010	395	492
Promissory Note dated December 20, 2006, 11.35%, maturing June 20, 2010	108	142
Promissory Note dated June 25, 2007, 11.51%, maturing June 25, 2011	444	0

Total notes payable	2,308	3,235
Less current portion of notes payable	(1,005)	(1,369)

Long-term portion of notes payable	$1,303	$1,866

     The Company has long-term obligations to a related party (see Note 9—Related Party Transactions). Related-party notes payable consist of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006

Total related-party notes payable, with interest rates ranging from 14.0% to 10.5%, maturing May 31, 2013 (1)	1,347	1,523
Less current portion of related-party notes payable	(195)	(176)

Long-term portion of related-party notes payable	$1,152	$1,347

(1)	On October 26, 2005, the Company amended its lease agreement to, among things, to extend the maturity of the related-party notes payable from May 2009 until May 2013. In connection with this lease amendment, the then-remaining balance owed to the landlord as of May 31, 2006 under the related-party notes payable, which totaled $1,342,719, is being amortized over the seven-year period until May 2013 at a revised rate of 10.5%. See Note 9—Related Party Transactions.
     As of December 31, 2007, scheduled principal repayments on notes payable are as follows (in thousands):

		Notes Payable
		from Related
	Notes Payable	Party(1)	Total

Year ending:
2008	$1,005	$195	$1,200
2009	750	216	966
2010	479	240	719
2011	74	267	341
2012 and thereafter	—	429	429

	$2,308	$1,347	$3,655

(1)	On October 26, 2005, the Company amended its lease agreement to, among things, to extend the maturity of the related-party notes payable from May 2009 until May 2013. In connection with this lease amendment, the then-remaining balance owed to the landlord as of May 31, 2006 under the related-party notes payable, which totaled $1,342,719, is being amortized over the seven-year period until May 2013 at a revised rate of 10.5%. See Note 9—Related Party Transactions
9. RELATED PARTY TRANSACTIONS
     The landlord for the Company’s laboratory and office facilities participated in the Series C financing in 2002 and, therefore, is a related party. Accordingly, the landlord’s financing of the Company’s leasehold improvements has been recorded on the balance sheets as notes payable to related party.
     When the Company entered into its original laboratory and office facilities lease agreement with the landlord in 2001, the Company also entered into a participation agreement with the landlord. The agreement provided the landlord with the right to purchase any capital stock of Iomai or any options, warrants, or other securities convertible into Iomai capital stock in the Company’s next two rounds of equity financing that raise gross proceeds of at least $1.0 million (subject to certain limitations). The Series C Preferred Stock financing constituted the first of these two rounds. In the Series C financing, the landlord purchased 565,483 shares of Series Preferred Stock for $250,000 in the aggregate (see Note 10 — Redeemable Preferred Stock). In connection with the Company’s initial public offering in February 2006 (see Note 11 — Stockholders’ Equity (Deficit)), the landlord agreed to terminate this participation agreement and its shares of Series C Preferred Stock were automatically converted into 43,498 shares of Common Stock (see Note 10 — Redeemable Preferred Stock).

     Under the terms of the original lease agreement, the Company leased its laboratory and office facilities from June 2001 through May 31, 2006, and the Company had a three-year renewal option to extend the term through May 31, 2009. In June 2001, the landlord financed leasehold improvements of approximately $740,000, which amount was repayable monthly through May 31, 2009 with imputed interest rate of 14% (assuming exercise of the three-year renewal option). In 2003, the Company amended its lease agreement to take over the balance of the second floor not already leased by the Company in its building. In conjunction with the lease amendment, the landlord provided the Company with a tenant improvement allowance of $29,010 and agreed to finance a portion of any additional leasehold improvements up to approximately $1.4 million. During 2004, the Company drew down from the landlord $1,450,500 to finance leasehold improvements for the build-out of its manufacturing facility. The repayment commenced in June 2004 and was repayable monthly through May 2009 (assuming exercise of three-year renewal option) under the following terms: (1) $870,300 of principal at an imputed interest rate of 12%, and (2) $580,200 of principal at an imputed interest rate of 10.5%.
     In October 2005, the Company amended its lease to extend its term by seven years from June 2006 to May 2013. In connection with the lease extension, the Company renegotiated with the landlord the terms of the financing for the build-out of its manufacturing facility and agreed to lease approximately 8,000 square feet of additional space in the same building. Effective as of June 1, 2006, the then-remaining balance owed to the landlord under all of its existing debt financing, which totaled $1,342,719, is being amortized over the seven-year extension period at a rate of 10.5%. This change resulted in a monthly payment of approximately $22,639 through May 2013, as opposed to the prior monthly payment of approximately $44,689, which was being amortized through May 2009. In addition, the Company now has the right to prepay this debt obligation at any time upon four months’ written notice to the landlord.
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
     In July 2006, the Company amended its lease again to include an additional 11,689 square feet in the facility, comprised of (a) 6,117 square feet beginning August 1, 2006 (although rent was abated through December 31, 2006), and (b) 5,572 square feet beginning March 1, 2007. On January 26, 2007, the Company amended its lease to include an additional 7,015 square feet in the facility, comprised of (a) 1,365 square feet beginning July 1, 2007, and (b) 5,650 square feet beginning September 1, 2007. The Company now occupies the entire facility and is responsible for all of the operating expenses associated with the facility. The amendment did not change the May 2013 expiration date of the lease.
     On January 1, 2007, the Company changed its method of payroll payment from current payments semi-monthly to bi-weekly payments two weeks in arrears, which meant that employees would only receive one payroll payment in January 2007. To accommodate this change-over, the Company offered employees a one-time non-interest bearing loan for the employee’s approximate bi-weekly net pay after taxes. This loan is payable to the Company, in whole or in part, upon written demand by the Company, and upon termination of employment, any unpaid balance is payable in full. In January 2007, the Company loaned approximately $106,000 to 51 employees. As of December 31, 2007, there is approximately $93,000 outstanding in employee loans to 45 employees.

10. REDEEMABLE PREFERRED STOCK
Series C convertible redeemable preferred stock
     In December 2002, the Company issued 122,935,926 shares of Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock) for $0.4421 per share for net proceeds of $52,093,856, which included $60,000 of Series C Preferred Stock issued to an investor for professional fees. In 2003, the Company issued an additional 4,750,056 shares of Series C Preferred Stock at $0.4421 per share for gross proceeds of $2,100,000. In June 2004, the Company issued an additional 1,904,052 shares of Series C Preferred Stock at $0.4421 per share for gross proceeds of $841,781. All shares of Series C Preferred Stock were automatically converted by their terms into 9,968,443 shares of Common Stock upon closing of the Company’s initial public offering in February 2006 (see Note 11 —Stockholders’ Equity (Deficit)).
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
11. STOCKHOLDERS’ EQUITY (DEFICIT)
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
Private Placement in Public Equity
     In October 2006, the Company closed a private placement with two existing stockholders, Essex Woodlands Health Ventures and New Enterprise Associates (NEA), pursuant to which the Company raised gross proceeds of approximately $10 million through the sale of 2,283,106 shares of the Company’s Common Stock. The price per share under the securities purchase agreement was $4.38. The Company incurred costs of $86,593 associated with the sale and registration of these shares as described below.
     Pursuant to the securities purchase agreement dated October 23, 2006, the Company agreed to file a registration statement on Form S-1 with the SEC to register the resale of the shares. The registration statement was declared effective on December 8, 2006, and the Company has agreed to use commercially reasonable efforts to keep it effective until the fourth anniversary of such date, at the latest. If the registration statement ceases to be effective or useable for resales during this period, then the Company has agreed to pay each purchaser liquidated damages at a rate equal to 2.5% per month of the total purchase price of the shares purchased by such purchaser that are covered by the registration statement immediately prior to such lapse. Notwithstanding the foregoing provisions, in no event shall the Company be obligated to pay such liquidated damages (a) to more than one purchaser in respect of the same share for the same period of time or (b) for each of the first two years following the closing date, in an annual aggregate amount that exceeds 18% of the purchase price paid by the purchasers for the shares. At this time, management does not believe that the payment of liquidated damages is probable.
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

     Pursuant to the securities purchase agreement dated March 2, 2007, the Company agreed to file a registration statement on Form S-3 with the SEC to register the resale of the shares underlying each unit. The registration statement was declared effective on May 1, 2007, and the Company has agreed to use commercially reasonable efforts to keep it effective until the seventh anniversary of such date, at the latest. If the registration ceases to be effective or useable for resales during this period, then the Company has agreed to pay each purchaser liquidated damages at a rate equal to 1% per month of the total purchase price of the shares purchased by such purchaser that are covered by the registration statement immediately prior to such lapse. Notwithstanding the foregoing provisions, in no event shall the Company be obligated to pay such liquidated damages (a) to more than one purchaser in respect of the same securities for the same period of time or (b) in an aggregate amount that exceeds 10% of the purchase price paid by such purchaser for its securities. At expiration, the warrants convert automatically through a cashless exercise if a resale registration statement is not available at that time. At this time, management does not believe that the payment of liquidated damages is probable.
Stock Options
     Since 2003, the Company expensed options in accordance with the fair value recognition provisions of SFAS No. 123, whereby the Company recognizes stock-based compensation based on the fair value of the options at the date of grant using the Black-Scholes-Merton option-pricing model.
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
     A summary of all stock option plan activity during the year ended December 31, 2007 is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic Value
		Average	Contractual	(1)
	Shares	Exercise Price	Term	($000’s)

Outstanding at December 31, 2006	2,918,805	2.93

Exercisable at December 31, 2006	1,195,551	1.93

Granted	1,383,500	3.50
Exercised	(99,458)	0.91
Forfeited	(70,305)	3.74
Expired	(6,324)	2.65

Outstanding at December 31, 2007	4,126,218	3.16	7.5	$247

Vested or expected to vest at December 31, 2007	3,934,714	3.13	7.5	$245

Exercisable at December 31, 2007	1,754,337	2.26	5.7	$209

(1)	Calculated using the per-share closing price of the Company’s common stock on December 31, 2007, which was $1.03.

     The total fair value of stock options which vested during the year ended December 31, 2007, less estimated forfeitures, was approximately $1.9 million. During the year ended December 31, 2007, participants exercised stock options totaling 99,458, and the total intrinsic value of stock options exercised during the year ended December 31, 2007 was approximately $140,000. Cash received from option exercises under all stock compensation plans was approximately $91,000 for the year ended December 31, 2007.
     As of December 31, 2007, there was approximately $4.5 million of total unrecognized compensation expense, less estimated forfeitures, related to unvested options under the Company’s stock compensation plans. The expenses are expected to be recognized over a weighted-average period of 3.0 years.
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
     During the year ended December 31, 2007, the Company issued 1.4 million options, which vest in equal installments over a four-year period. The weighted-average fair value of options granted during the years ended December 31, 2007, 2006, and 2005 was $2.20, $5.18, and $4.62, respectively, applying the Black-Scholes-Merton option-pricing model utilizing the following weighted-average assumptions:

	December 31,
	2007	2006	2005

Expected dividend yield	0%	0%	0%
Expected volatility	73%	77%	60%
Risk-free interest rate	4.24%	4.66%	3.89%
Expected average life of options	5 years	5 years	5 years
Expected forfeiture rate	3 - 7%	0 - 7%	0 - 7%
Dividend Yield — The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company tracks the historical volatility of its own stock, but since the Company went public only in February 2006, the Company uses an estimated volatility based on the volatility of the daily stock price of a number of similarly situated biotechnology companies, along with other factors deemed relevant by management. In 2007, estimated volatility used to value options ranged between 71.3% and 74.2%.
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

     The Company recognized the following stock option compensation expense for the years ended (in thousands):

	December 31,
	2007	2006	2005

Employees and directors	$1,918	$1,078	$509
Non-employee consultants	(16)	(13)	29

	$1,902	$1,065	$538

     During 2007, the Company recognized pre-tax share-based compensation cost of approximately $1.9 million. Of this amount, approximately $980,000 is included in general and administrative expense and approximately $922,000 is included in research and development expense. During 2006, the Company recognized pre-tax share-based compensation cost of approximately $1.1 million. Of this amount, approximately $552,000 is included in general and administrative expense and approximately $513,000 is included in research and development expense.
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
2005 Stock Incentive Plan
     Under the 2005 Incentive Plan (the 2005 Plan), a total of 2,740,000 shares of common stock has been reserved for issuance upon the exercise of awards granted under the 2005 Plan. The 2005 Plan provides for the grant of awards consisting of any or a combination of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock unit, performance and cash awards. The compensation committee may make grants to key employees of Iomai and its affiliates, board members, including outside directors and members of an affiliate’s board of directors, and consultants, advisors or other independent contractors who perform services for us or any of our affiliates. The maximum number of shares of stock for which options and stock appreciation rights may be granted to any particular participant in a calendar year shall be, in each case, 780,000, and the maximum number of shares of stock subject to other awards that may be delivered to any particular participant in any calendar year shall be 140,000. These limits, and the total number of shares reserved under the 2005 Plan, are subject to adjustment in the case of stock dividends and other transactions affecting the common stock. Options granted under the 2005 Plan generally expire 10 years from the date of grant. In March 2007, the 2005 Plan was amended to increase the number of shares of Common Stock available for issuance under the 2005 Plan from 1,040,000 shares to 1,890,000 shares and in June 2007, the 2005 Plan was amended to increase the number of shares of Common Stock available for issuance under the 2005 Plan from 1,890,000 to 2,740,000.

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
     The ESPP did not go into effect until completion of the Company’s initial public offering in February 2006. As of December 31, 2007, no shares of Common Stock were issued under the ESPP. The plan is expected to become operational in 2008 and, consequently, is expected to have an impact on future periods. The compensation committee, or a duly appointed administrator, will determine the frequency and duration of individual offerings under the ESPP and the dates when employees may purchase stock.
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
12. COMMITMENTS AND CONTINGENCIES
     The Company leases laboratory and office facilities and scientific equipment under operating lease agreements. For the years ended December 31, 2007, 2006, and 2005, rent expense was approximately $1.0 million, $700,000 and $425,000, respectively. All base rents will be subject to minimum rent escalation of 3.5%.
     Future minimum payments under noncancelable operating lease obligations at December 31, 2007 are as follows (in thousands):

Operating

2008	$1,196
2009	1,236
2010	1,252
2011	1,279
2012	1,323
Thereafter	559

Total minimum lease payments	$6,845

     At December 31, 2007, and 2006, the Company had commitments for capital expenditures relating primarily to the expansion of the Company’s facilities of approximately $0 and $15,767, respectively.
License agreement with the Walter Reed Army Institute of Research (WRAIR)
     On April 6, 2001, the Company entered into an Amended and Restated License Agreement with WRAIR (the WRAIR Agreement). The WRAIR Agreement grants an exclusive license to Iomai for its TCI technology as of December 15, 1997. The Company paid a license issuance fee of $150,000, annual license fees of $15,000 for the first six years and $25,000 thereafter, and additional fees upon certain milestones.
     The Company may terminate the WRAIR Agreement at any time after 60 days’ notice to WRAIR without WRAIR’s consent. The Company did not expense any milestone payments to WRAIR in 2007, 2006, or 2005. No royalty payments have been made to WRAIR under the license.
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

     In addition, the Company issued a put option (Put Option) to WRAIR related to the 57,500 shares of common stock. The put price was the greater of $34.19 per share (or $1,958,450, in the aggregate) or the then fair market value at the date of exercise (Put Price). Prior to the Company’s initial public offering, the Put Option could have been exercised immediately had the Company failed to pay any amounts under the WRAIR Agreement or at any time after April 6, 2005. Upon the closing of the Company’s initial public offering in February 2006, the Put Option terminated in accordance with its terms without further financial obligation to the Company.
13. INCOME TAXES
     For the years ending December 31, 2007, 2006, and 2005, there is no current provision for federal or state income taxes. The deferred tax benefit has been entirely offset by valuation allowances.
     The Company’s net deferred tax asset consists of the following (in thousands):

	December 31,
	2007	2006

NOL carryforward	$42,419	$32,323
Research and development credit carryforward	3,376	2,678
Deferred temporary differences	2,306	2,051
Valuation allowance	(48,101)	(37,052)

Net deferred tax asset	$—	$—

     The net operating loss carryforwards of approximately $109.8 million and the research and development credits will begin to expire in the year 2017 if unused. The use of the Company’s net operating loss carryforwards may be restricted due to changes in Company ownership. The Company paid no income taxes in 2007, 2006, and 2005.
     The provision for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory rate to loss before provision for income taxes as a result of the following:

	Year ended December 31,
	2007	2006	2005

Federal tax at statutory rates	34.0%	34.0%	34.0%
State taxes, net of federal benefit	4.6	4.6	4.6
Research and development credit	2.9	3.2	2.8
Permanent difference	(1.9)	(1.0)	(1.2)
Change in valuation allowance	(39.6)	(40.8)	(40.2)

Provision for income taxes	0.0%	0.0%	0.0%

     The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. The adoption of FIN 48 did not impact the Company’s financial position, results of operations or cash flows. The Company recognizes interest accrued related to unrecognized tax benefits, if any, in interest expense. Penalties, if incurred, would be recognized as a component of general and administrative expenses. As of December 31, 2007, the Company has not recorded any interest or penalties. The following table reconciles the beginning and ending unrecognized tax benefits:

Balance as of January, 1, 2007	$—
Additions for tax positions related to the current year	—
Additions related for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance as of December 31, 2007	$—

     The tax years 2004 to 2007 remain open to examination by federal and state taxing jurisdictions to which the Company is subject.

14. EMPLOYEE BENEFIT PLAN
     The Company maintains a defined contribution plan (the 401(k) Plan) qualified under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees. Under the 401(k) Plan, employees may make elective salary deferrals and the Company provides for a 50% matching of qualified deferrals, up to a maximum of 6% of the employee’s salary. During the years ended December 31, 2007, 2006, and 2005, the Company made matching contributions of approximately $226,000, $164,000 and $133,000, respectively.
15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     Quarterly financial information for the years ended December 31, 2007 and 2006 is presented in the following tables (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year ended December 31, 2006
Revenue	$997	$408	$30	$40
Income (loss) from operations	(5,151)	(7,763)	(9,474)	(10,035)
Net income (loss)	(5,020)	(7,544)	(9,326)	(9,895)
Net income (loss) per share, basic and diluted	$(0.45)	$(0.45)	$(0.55)	$(0.53)
Year ended December 31, 2007
Revenue	1,588	2,868	2,953	3,257
Income (loss) from operations	(9,394)	(7,091)	(6,310)	(6,317)
Net income (loss)	(9,222)	(6,784)	(6,087)	(6,182)
Net income (loss) per share, basic and diluted	(0.44)	(0.27)	(0.24)	(0.24)