Form 10-Q
period 2008-03-31
IOMAI CORP
filed 2008-05-15
CIK 1125001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
(301) 556-4500
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     There were 25,601,344 shares of the registrant’s Common Stock outstanding as of May 5, 2008.

PART I — FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements
IOMAI CORPORATION
BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$9,822	$15,500
Accounts receivable	1,854	4,011
Prepaid expenses and other current assets	803	589

Total current assets	12,479	20,100

Property and equipment, net	6,909	6,699
Restricted marketable securities	265	265
Loans to employees	93	93
Other noncurrent assets	197	198

Total assets	$19,943	$27,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,640	2,710
Accrued expenses	2,587	2,656
Notes payable, current portion	897	1,005
Notes payable to related party, current portion	200	195

Total current liabilities	5,324	6,566

Notes payable, long-term portion	1,109	1,303
Notes payable to related party, long-term portion	1,100	1,152
Deferred rent	392	381

Total liabilities	7,925	9,402

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized and 25,593,248 shares issued and outstanding as of March 31, 2008; 200,000,000 shares authorized; and 25,588,673 shares issued and outstanding as of December 31, 2007	256	256
Additional paid-in capital	147,289	146,759
Accumulated deficit	(135,527)	(129,062)

Total stockholders’ equity	12,018	17,953

Total liabilities and stockholders’ equity	19,943	$27,355

See accompanying notes.

IOMAI CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Revenues	$1,844	$1,588

Cost and expenses:
Research and development	6,159	8,860
General and administrative	2,165	2,122

Total costs and expenses	8,324	10,982

Loss from operations	(6,480)	(9,394)

Other income (expense):
Interest income	89	263
Interest expense	(73)	(86)
Other (expense), net	(1)	(5)

Total other income, net	15	172

Net loss	$(6,465)	$(9,222)

Net loss per share of common stock—basic and diluted	$(0.25)	$(0.44)

Weighted-average number of shares of common stock—basic and diluted	25,589,930	20,958,806

See accompanying notes.

IOMAI CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities
Net loss	$(6,465)	$(9,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	476	382
Stock-based compensation expense	525	540
Non-cash interest expense and amortization of discount of marketable securities	(1)	(13)
Deferred rent	11	11
Loss on disposal of property and equipment	1	3
Changes in operating assets and liabilities:
Accounts receivable	2,157	(1,589)
Prepaid expenses and other current assets	(215)	(651)
Loans to employees	—	(105)
Accounts payable	(1,171)	381
Accrued expenses	(70)	137

Net cash used in operating activities	(4,752)	(10,126)

Cash flows from investing activities
Purchases of property and equipment	(586)	(555)
Restricted cash and marketable securities	4	9
Sales/maturities of marketable securities	—	1,500

Net cash (used in) provided by investing activities	(582)	954

Cash flows from financing activities
Proceeds from the exercise of stock options	4	18
Proceeds from private placement of common stock	—	31,884
Stock issuance costs	—	(1,497)
Principal payments on notes payable	(302)	(450)
Principal payments on notes payable to related party	(46)	(42)
Payments under capital lease obligations	—	(1)

Net cash (used in) provided by financing activities	(344)	29,912

Net increase(decrease) in cash and cash equivalents	(5,678)	20,740
Cash and cash equivalents at beginning of period	15,500	13,847

Cash and cash equivalents at end of period	$9,822	$34,587

Supplemental cash flow disclosures:
Cash paid for interest	$96	$119

See accompanying notes.

IOMAI CORPORATION
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
     The financial statements of Iomai Corporation (the “Company” or “Iomai”) for the three-month periods ended March 31, 2008 and 2007 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
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
     Potential alternatives for accessing funding include: (1) out-licensing technologies or product candidates to one or more corporate partners, (2) completing an outright sale of assets or the company, (3) securing debt financing, and/or (4) selling additional equity securities. There is no assurance that the Company will raise capital sufficient to enable the Company to continue to conduct its operations for the next 12 months. See Note 6 for a discussion of our proposed merger with Zebra Merger Sub, Inc., a wholly-owned subsidiary of Intercell AG (“Intercell”).
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
Restricted marketable securities
     Restricted marketable securities at March 31, 2008 and December 31, 2007 include marketable securities with a face value of $265,000, pledged as collateral to secure payment of notes payable issued to finance, in part, the build-out of the Company’s facilities.

Accounts receivable
     Accounts receivable that management has the intent and ability to hold until payment are reported in the balance sheets at outstanding amounts, less the allowance for doubtful accounts. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company maintains an allowance for doubtful accounts, which is determined based on historical experience and management’s expectations of future losses. There was no allowance for doubtful accounts for the three-month periods ended March 31, 2008 or 2007.
     Unbilled accounts receivable consist principally of expenses incurred on reimbursable research grants and contracts prior to the end of the period that have not yet been billed to the contracting agent. Unbilled accounts receivable at March 31, 2008 and December 31, 2007 are approximately $800,000 and $2.2 million respectively.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets;

•	Level 2, defined as observable inputs other than level 1 prices such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     The Company’s cash equivalents and restricted marketable securities are subject to fair value measurements. The inputs used in measuring the fair value of these instruments are considered to be level 1 in accordance with the SFAS 157 hierarchy.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the financial position and results of operations of the Company.
     In June 2007, the FASB ratified EITF 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for financial statements issued for fiscal years beginning after December 15, 2007. The adoption of EITF 07-03 did not have a material impact on the financial position and results of operations of the Company.
4. Government Contract for Pandemic Flu
     On January 17, 2007, the Company was awarded a five-year, cost-plus reimbursement contract by the U.S. Department of Health and Human Services (HHS) to fund the development of a dose-sparing patch for use with a pandemic flu vaccine. The immunostimulant (IS) patch is intended to stimulate an immune response to influenza when used in conjunction with small doses of influenza vaccine. If the product is developed through licensure, the total cost reimbursed by HHS, plus a fixed fee, is estimated to be $128 million. During the first stage of the contract, HHS allotted approximately $14.5 million for the Company to assess the safety and immunogenicity of the patch in initial clinical trials, and to develop plans on how the Company would produce 150 million IS patches in a six-month period, as required under the contract. Accordingly, for the first quarter of 2008, we recognized government contract revenues of approximately $1.8 million under the HHS contract. As of March 31, 2008, we had recognized total revenue under the HHS contract of approximately $12.5 million, of which approximately $11.7 million had been billed and approximately $10.6 million had been paid.
     In April 2008, the Company received approval from HHS to expand our program to begin a Phase 2 dose-ranging study designed to identify the optimum dose of antigen and adjuvant that can be used in a one-dose or two-dose regimen to enhance the immune response to a H5N1 influenza vaccine. The Company is currently working with HHS to refine the clinical development plan and budget for the new Phase 2 trial going forward.

5. Stockholders’ Equity
Stock-Based Compensation
     A summary of all stock option plan activity during the three-month period ended March 31, 2008 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value (1)
	Shares	Exercise Price	Term	($000s)

Outstanding at December 31, 2007	4,126,218	$3.16
Granted	295,000	$0.87
Exercised	(4,575)	$0.91
Forfeited	(16,250)	$2.56
Expired	(9,805)	$1.65

Outstanding at March 31, 2008	4,390,588	$3.01	7.4	$1,514

Exercisable at March 31, 2008	2,233,241	$2.69	6.0	$1,035

(1)	Calculated using the per-share closing price of the Company’s common stock on March 31, 2008, which was $1.60.
     The total fair value of stock options which vested during the three-month period ended March 31, 2008, less estimated forfeitures, was approximately $525,000. During the three-month period ended March 31, 2008, participants exercised stock options totaling 4,575, and the total intrinsic value of stock options exercised during the three-month period ended March 31, 2008 was approximately $1,000. Cash received from option exercises under all stock compensation plans was approximately $4,000 for the three-month period ended March 31, 2008.
     As of March 31, 2008, there was approximately $4.1 million of total unrecognized compensation expense, less estimated forfeitures, related to unvested options under the Company’s stock compensation plans. The expenses are expected to be recognized over a weighted-average period of 2.9 years.
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
     During the three-month period ended March 31, 2008, the Company issued 295,000 options, which vest in equal installments over a four-year period. The weighted-average fair value of the options granted during the three-month period ended March 31, 2008 was $0.60 per share applying the Black-Scholes-Merton option-pricing model utilizing the following weighted-average assumptions:

Three months ended
March 31, 2008

Expected dividend yield	0%
Expected volatility	75.8%
Risk-free interest rate	3.2%
Expected average life of options	6.25 years
Expected forfeiture rate	3.0% – 7.0%
Expected Dividend Yield — The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company tracks the historical volatility of its own stock, but since the Company went public only in February 2006, the Company uses an estimated volatility based on the volatility of the daily stock price of a number of similarly situated biotechnology companies, along with other factors deemed relevant by management. In the first quarter of 2008, estimated volatility used to value options ranged between 75.6% and 75.8%.
Risk-Free Interest Rate — This is the U.S. Treasury rate for the week of each option grant during the quarter having a term that most closely resembles the expected life of the option.
Expected Average Life of the Option Term — This is the period of time that the options granted are expected to remain unexercised. Options granted during the year have a maximum term of ten years. Prior to January 1, 2008, the Company estimated the expected life of the option term to be five years. As of January 1, 2008 the Company adopted SAB 110’s simplified method for estimating the expected term of share-based awards granted. Management expects that over time, management will track estimates of the expected life of the option term so that its estimates will approximate actual past behavior for similar options.
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
6. Subsequent Events
     On May 12, 2008, the Company, Intercell, a joint stock corporation incorporated under the laws of the Republic of Austria (“Intercell”) and Zebra Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Intercell (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby the Company has agreed to be acquired by Intercell subject to the terms and conditions of the Merger Agreement.
     Under the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing after the Merger as the surviving corporation and as a wholly-owned subsidiary of Intercell (the “Merger”). Among other things, the Merger Agreement contains detailed representations and warranties made by the Company to Intercell, covenants regarding the conduct of the Company’s business pending completion of the Merger, consents and approvals required for and conditions to the completion of the Merger, the Company’s ability to consider other acquisition proposals and terms of interim financing that may be provided by Intercell to the Company. The consummation of the transactions contemplated by the Merger Agreement is subject to regulatory clearances and the approval of the stockholders of the Company. The transaction is expected to close in the third quarter of 2008.
     Under the Merger Agreement, each outstanding share of the Company’s common stock will be converted into the right to receive $6.60 in cash at the effective time of the Merger, other than those shares of the Company’s common stock owned by Intercell or its subsidiaries immediately prior to the effective time of the Merger and shares of the Company’s common stock exchanged for shares of Intercell common stock (“Intercell’s Common Stock”) pursuant to the Share Exchange Agreement defined and described below. In addition, each outstanding option or warrant to purchase shares of the Company’s common stock will be cancelled in consideration for a cash payment equal to the excess of $6.60 over the per share exercise price for the option or warrant multiplied by the number of shares subject to the option or warrant, other than those options or warrants subject to the Share Exchange Agreement defined and described below, and unexercised or unvested options granted under the Company’s 2005 Incentive Plan to persons other than non-employee directors of the Company. Unexercised or unvested options granted under the Company’s 2005 Incentive Plan to persons other than non-employee directors of the Company will be cancelled and replaced with options to purchase shares of Intercell’s Common Stock.

     Under the Merger Agreement, the Company may be obligated to pay a termination fee in the amount of $6,000,000 in specified circumstances in connection with the termination of the Merger Agreement, including if the Company enters into an agreement with a party other than Intercell with respect to an acquisition of the Company or a specified amount of the Company’s voting stock or assets within 12 months after termination of the Merger Agreement.
     On May 12, 2008, in connection with the Merger Agreement, New Enterprise Associates, Essex Woodlands Health Ventures, Gruber and McBaine Capital Management, Technology Partners Fund, ProQuest Investments (and certain of each of their respective affiliates) and all of the Company’s executive officers, together holding over 50% of the Company’s total shares outstanding, entered into a voting agreement with Intercell (the “Voting Agreement”). Under the terms of the Voting Agreement, each of the above stockholders agreed to vote, and irrevocably appointed Intercell as its proxy to vote, all outstanding shares of the Company’s common stock held by such stockholder as of the record date: (1) in favor of the Merger and the adoption of the Merger Agreement; (2) against any action or agreement that would result in a breach in any material respect of any covenant, representation or warranty or any other obligation of the Company under the Merger Agreement; and (3) against (i) any extraordinary corporate transaction, such as a merger, rights offering, reorganization, recapitalization or liquidation involving the Company, other than the Merger, (ii) a sale or transfer of a material amount of assets or capital stock of the Company or (iii) any action that is intended, or would reasonably be expected, to impede, interfere with, prevent, delay, postpone or adversely affect the Merger or the transactions contemplated by the Merger Agreement.
     Under the terms of the Voting Agreement, each stockholder agrees not to exercise any appraisal rights or any dissenters’ rights that such stockholder may have or could potentially have in connection with the Merger or the Merger Agreement.
     On May 12, 2008, in connection with the Merger Agreement, New Enterprise Associates, Essex Woodlands Health Ventures and Gruber and McBaine Capital Management (and certain of each of their respective affiliates) entered into a share exchange agreement with Intercell (the “Share Exchange Agreement”), whereby each such stockholder has agreed, among other things, prior to the effective date of the Merger, to exchange all shares of, and options or warrants to purchase, the Company’s common stock held by such stockholder into a number of shares of Intercell’s common stock equal to the number of such stockholder’s shares of, and options or warrants to purchase, the Company’s common stock, multiplied by $6.60 per share and divided by the closing sale price (as converted into U.S. dollars) of Intercell’s Common Stock on the Vienna Stock Exchange on the closing date of such exchange. The consummation of the exchange is conditioned upon, among other things, (1) the report of an independent auditor addressing the adequacy of the Company’s common stock to be provided to Intercell in exchange for Intercell’s Common Stock in the exchange and (2) the acceptance by the Vienna Commercial Register of Intercell’s application for an increase of its share capital. In the event that (i) the report of the independent auditor fails to conclude that the value of the stockholders’ shares of, and options or warrants to purchase, the Company’s common stock is at least as high as the value of the shares of Intercell’s Common Stock or (ii) the Vienna Commercial Register does not accept the registration of Intercell’s capital increase within 15 days following the closing date of the exchange, then each stockholder party to the Share Exchange Agreement will be paid cash equal to the number of such stockholder’s shares of, and options or warrants to purchase, the Company’s common stock, multiplied by $6.60 per share.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, as well as the audited financial statements and related notes for the fiscal year ended December 31, 2007 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
     On May 12, 2008, we entered into a merger agreement with Intercell and its wholly-owned subsidiary whereby our company has agreed to be acquired by Intercell, through its wholly-owned subsidiary, Zebra Merger Sub, Inc. Under the merger agreement, Intercell has agreed to pay $6.60 in cash for each share of our common stock other than shares held by Intercell or its subsidiaries immediately prior to the merger, including shares held by certain stockholders who are party to a share exchange agreement with Intercell. The transaction is expected to close before the end of the third quarter of 2008. Under the merger agreement, we may be obligated to pay a termination fee in the amount of $6,000,000 in specified circumstances in connection with the termination of the merger agreement, including if we enter into an agreement with a party other than Intercell with respect to an acquisition of our company or a specified amount of our voting stock or assets within 12 months after termination of the merger agreement.
     We expect Intercell’s acquisition of our company to be consummated before the end of the third quarter of 2008. However, we have prepared this quarterly report and the forward-looking statements contained in this quarterly report as if we were going to remain an independent company. If the merger is consummated, many of the forward-looking statements contained in this quarterly report would no longer be applicable.
     Our four product candidates are (1) a needle-free travelers’ diarrhea vaccine patch; (2) an IS patch intended to stimulate an immune response to a H5N1 influenza vaccine using a one-dose or two-dose regimen, thereby extending vaccine supply in the event of an influenza pandemic; (3) a needle-free vaccine patch for seasonal flu; and (4) an IS patch intended to boost the immune response of the elderly to the standard flu vaccine. None of our product candidates has been approved for commercial sale by the U.S. Food and Drug Administration (FDA) or any comparable foreign agencies.
     As of March 31, 2008, we had an accumulated deficit of $135.5 million. We expect that advancing the clinical program for the needle-free travelers’ diarrhea vaccine patch into Phase 3 trials; continuing the clinical development of the IS patch to extend the supply of pandemic flu vaccines and the IS patch for elderly receiving flu vaccines; exploring the use of new flu antigens for the needle-free flu vaccine patch; increasing manufacturing capabilities for product candidates; and expanding TCI research and development activities would require substantial expenditures over the next several years.
     We anticipate that advancing the TCI platform in 2008 and 2009 will be focused on conducting additional development for the product candidates in clinical development, particularly given the goal of an end-of-Phase 2 meeting with the FDA in 2008 prior to conducting a pivotal Phase 3 study in Latin America for the needle-free travelers’ diarrhea vaccine in 2009.

     Our results of operations may vary significantly from period to period depending on, among other factors:
•	our pending acquisition by Intercell and the ability to close the transaction;

•	the implementation of our corporate strategy;

•	our future financial performance and projected expenditures;

•	entering into future collaborations with pharmaceutical, biopharmaceutical and biotechnology companies and academic institutions or to obtain funding from government agencies;

•	timing of a potential Phase 3 clinical trial for our travelers’ diarrhea vaccine

•	our product research and development activities, including the timing and progress of our clinical trials, and projected expenditures;

•	our technology’s potential efficacy, advantages over current approaches to vaccination and broad applicability to infectious diseases;

•	our ability to receive regulatory approvals to develop and commercialize our product candidates;

•	our ability to increase our manufacturing capabilities for our product candidates;

•	our ability to develop or obtain funding for our immunostimulant patch for pandemic flu applications;

•	our projected markets and growth in markets;

•	our product formulations and patient needs and potential funding sources;

•	our staffing needs; and

•	our plans for sales and marketing.
Management Review of First Quarter of 2008
     The following is a summary of key events that occurred during the first quarter of 2008:
Program Update
Needle-free travelers’ diarrhea vaccine
     In February 2008, we announced interim results of a Phase 2 study that showed that a two-dose regimen for our travelers’ diarrhea vaccine patch yielded a robust immune response when the second dose was self-applied by subjects outside of a clinical setting. Four groups of forty subjects each were evaluated: two groups received both doses of the vaccine from a clinician (one group on the arm twice, the other on the arm and then thigh); and two other groups of volunteers administered the second vaccine patch themselves on the thigh either observed by the clinician or at home unobserved. All groups had robust responses to the vaccine, and a statistical analysis of immune parameters following vaccination showed no significant differences between treatment groups at measured time points. These results confirm our belief that our travelers’ diarrhea vaccine patch can be effectively used by subjects without a health care provider present, removing the need for a second trip to a travel clinic. Our market research has shown that self-application of the second dose further enhances the market potential of this product. As with past studies of the vaccine, no serious vaccine-related adverse events were reported.

     Based on the results from this trial, as well as preceding studies, we believe that if Phase 2 work for the travelers’ diarrhea vaccine is completed in 2008, a Phase 3 efficacy study in travelers to Guatemala and Mexico may commence during summer of 2009, when the travelers’ diarrhea season in Latin America is at its peak. We have met with our scientific advisors to review our data and develop the design of our Phase 3 program. Giving consideration to the results for our Phase 2 field trial, which showed protection against travelers’ diarrhea of any cause, our endpoints will target ETEC travelers’ diarrhea or travelers’ diarrhea from any cause. We intend to meet with the FDA and European regulatory authorities during 2008 to review these plans for our Phase 3 program in order to seek regulatory approval in both the United States and European Union. Before commencing a Phase 3 trial, we anticipate that there would be at least one more Phase 2 trial to confirm that the patches from our recently installed commercial patch manufacturing line yield acceptable immunogenicity results. We expect results from this Phase 2 trial in the second half of 2008.
     The remaining development program and potential commercialization of our travelers’ diarrhea vaccine will require substantial additional cash to fund expenses. In particular, we will need additional funding prior to the commencement of our Phase 3 clinical trial of our needle-free travelers’ diarrhea vaccine, and, based on our current estimates, we expect a Phase 3 program to cost in the range of $30 to $45 million in third-party expenses.
IS patch for pandemic flu program
     In January 2007, the Department of Health and Human Services, or HHS, awarded us a five-year, cost-plus reimbursement contract to fund our development of a dose-sparing patch for use with a pandemic flu vaccine. If the product is developed through licensure, the total cost reimbursed by HHS, plus a fixed fee, is estimated to be $128 million. During the first stage contract, HHS allotted approximately $14.5 million for us to assess the safety and adjuvant effect of the IS patch in an initial clinical trial and to develop plans on how we would produce 150 million IS patches in a six-month period, as required under the contract. In March 2008, we announced the interim results from the 500-subject Phase 1/2 trial to assess the safety and adjuvant effect of the IS patch. The trial met a key endpoint, demonstrating a clinically relevant adjuvant effect when our IS patch was used with a single dose of the 45-microgram H5N1 vaccine. The trial found that a single 45-microgram dose of an H5N1 influenza vaccine, coupled with a single 50-microgram IS patch, was sufficient to provide an immune response considered protective in 73 percent of those tested, a statistically significant improvement over those who received the H5N1 influenza vaccine alone. No treatment-related serious adverse events were reported.
     This is one of the first trials to demonstrate that a single dose of pandemic influenza vaccine may meet the level of protection suggested in U.S. Food and Drug Administration guidance, which recommends that a pandemic vaccine achieve immune response levels considered protective in 70 percent or more of vaccine recipients. During an influenza pandemic, we expect that public health officials will face two large hurdles. The first is the possibility of limited vaccine stocks. The second is the logistic difficulty of administering two vaccinations over a period of several weeks to all individuals in the face of a pandemic. Our data from our Phase 1/2 trial indicates that a single dose of vaccine in combination with our IS patch could provide a significant level of protection, achieve protective levels more rapidly, and may increase compliance.
     We shared the data with HHS, and in April 2008, we received approval from HHS to expand our program to develop our IS patch for use with an injected H5N1 influenza vaccine. Guided by data from the Phase 1/2 study, we expect we will begin a Phase 2 dose-ranging study designed to identify the optimum dose of antigen and adjuvant that can be used in a one-dose or two-dose regimen to enhance the immune response to a H5N1 influenza vaccine. We are currently working with HHS to refine the budget and the design for the new Phase 2 trial going forward.
Other programs
     In April 2008, we announced that we had signed an agreement with Merck & Co., Inc. to conduct proof-of-principle preclinical studies evaluating the use of our IS patch with Merck’s vaccines. Merck has first option to negotiate an exclusive license. These preclinical proof-of-principle studies will be conducted using an undisclosed Merck vaccine.

     In April 2008, we also announced that we had received a cost-reimbursement grant for up to $943,856 from the U.S. Army Medical Research and Material Command to perform preclinical work on a patch-based version of the anthrax vaccine. Under the one-year grant, we will use anthrax vaccine antigen, applying Iomai’s technology in an effort to formulate a dry version of antigen that can be combined with one of our adjuvants on a needle-free patch. We will then evaluate the stability of the patch to determine whether it can be stored and shipped at room temperature. The current anthrax vaccine licensed in the United States is given as a six-shot regimen over an 18-month course and must be refrigerated, complicating stockpiling efforts.
FINANCIAL OPERATIONS REVIEW
Revenues
     Since the award of the HHS contract in January 2007, our principal source of revenue has been from reimbursement of expenses incurred under that contract. During the first stage of the contract, HHS allotted approximately $14.5 million for us to assess the safety and adjuvant effect of the IS patch in a Phase 1/2 clinical trial and to develop plans on how we would produce 150 million IS patches in a six-month period, as required under the contract. Accordingly, for the first three months of 2008, we recognized government contract revenues of approximately $1.8 million under our HHS contract. As of March 31, 2008, we had recognized total revenue under the HHS contract of approximately $12.5 million, of which approximately $11.7 million had been billed and approximately $10.6 million had been paid. We shared the data from the Phase 1/2 trial with HHS, and in April 2008, we received approval from HHS to expand our program to develop our IS patch for use with an injected H5N1 influenza vaccine. We are currently working with HHS to refine the clinical development plan and budget for the new Phase 2 trial going forward.
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
     We expense both internal and external research and development costs as incurred, other than those capital expenditures that have alternative future uses, such as the build-out of our manufacturing facility. Due to the risks inherent in the clinical trial process and the early stage of development of our product candidates, we do not currently track our internal research and development costs by program and cannot state precisely the costs incurred for each of our research and development programs. However, the following table shows, for the periods presented, our estimate of the total costs that have been incurred for our lead product candidates: from January 1, 2003 to March 31, 2008:

Product Candidate	Three months ended March 31,		Cumulative Since
(in thousands)	2008	2007	January 1, 2003
Needle-free travelers’ diarrhea vaccine patch	$2,609	$4,148	$41,261
IS patch for pandemic flu	2,064	1,599	17,249
Needle-free flu vaccine patch	557	1,874	18,820
IS patch for elderly receiving flu vaccines	93	568	17,085
Other programs	836	671	15,598

TOTAL	$6,159	$8,860	$110,013
     We expect research and development costs for developing these product candidates will continue to be substantial and that they will increase as the current portfolio of product candidates is advanced through clinical trials and other product candidates move into preclinical studies and clinical trials.
General and administrative expense
     General and administrative expense consists primarily of compensation for employees in executive and operational functions, including finance and accounting, business development, and corporate development. Other significant costs include facilities costs and professional fees for accounting and legal services. Since the completion of our initial public offering, our general and administrative expenses have increased due to increased costs for insurance, professional fees, public company reporting requirements, and investor relations costs associated with operating as a publicly-traded company. In addition, there likely will be further increases going forward related to the hiring of additional personnel.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2008 and 2007

	Three months ended March 31,
(in thousands, except percentages)	2008	2007	$ Change	% Change
Revenues	$1,844	$1,588	$256	16.1%
Costs & Expenses:
Research & development	6,159	8,860	(2,701)	(30.5)%
General & administrative	2,165	2,122	43	2.0%

Total costs & expenses	8,324	10,982	(2,658)	(24.2)%

Other income, net	15	172	(157)	(91.3)%

Net loss	$(6,465)	$(9,222)	$2,757	(29.9)%
     Revenues. We recognized revenues of approximately $1.8 million under our HHS contract for the three-month period ended March 31, 2008 and approximately $1.6 million for the three-month period ended March 31, 2007.
     Research and Development Expenses. The $2.7 million decrease in research expenditures was driven by four major factors associated with supporting our clinical and product development programs: (1) decrease in clinical trial activity under the HHS contract in 2008, (2) decrease in animal studies as a result of two toxicology studies and a ferret immunogenicity study in the first quarter of 2007 associated with the HHS contract, (3) lower purchases of manufacturing supplies, and (4) decrease in contract manufacturing costs as a result of services performed in the first quarter of 2007 associated with the manufacturing of antigen that was used in the HHS contract clinical trial.
     General and Administrative Expenses The $43,000 increase in general and administrative expenses was principally due to slightly higher payroll costs.

     Interest Income (Expense) and Other — Net. The net interest and other income reflects the interest received on our cash and marketable securities, offset by interest expense on financing to purchase equipment and leasehold improvements. The $157,000 decrease in net interest and other income was a result of a lower cash balance and lower interest rates in the first quarter of 2008 as compared to 2007.
     Net Loss. The decrease in our net loss for the three-month period ended March 31, 2008 was principally a result of lower research and development costs.
LIQUIDITY AND CAPITAL RESOURCES
     We have incurred annual operating losses since inception, and, as of March 31, 2008, we had an accumulated deficit of $135.5 million. We expect that advancing the clinical program for the needle-free travelers’ diarrhea vaccine patch into Phase 3 trials; continuing the clinical development of the IS patch to extend the supply of pandemic flu vaccines and the IS patch for elderly receiving flu vaccines; exploring the use of new flu antigens for the needle-free flu vaccine patch; increasing manufacturing capabilities for product candidates; and expanding TCI research and development activities would require substantial expenditures over the next several years. Since our inception, we have financed our operations primarily through the sale of equity securities, interest income earned on cash, cash equivalents, and short-term investment balances, and debt. We have also generated limited revenues during this time from our HHS contract, collaborative partners, and research grants.
     As of March 31, 2008 we had approximately $9.8 million in unrestricted cash, cash equivalents, and marketable securities. We invest in cash equivalents and U.S. government and agency obligations. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our marketable securities are classified as available-for-sale. These securities are carried at fair value, plus any accrued interest. We have used cash primarily to finance our research operations, including clinical trials. In the first quarter of 2008, these costs were offset by reimbursements under our HHS contract. For the first quarter of 2008, we recognized government contract revenues of approximately $1.8 million under our HHS contract. As of March 31, 2008, we had recognized total revenue under the HHS contract of approximately $12.5 million, of which approximately $11.7 million had been billed and approximately $10.6 million had been paid.
     We believe that our current working capital and reimbursement of expenses under our existing government grants and contracts would be sufficient to fund our operating expenses and capital requirements into the third quarter of 2008. As part of the merger agreement that we entered into with Intercell in May 2008, Intercell has agreed to lend us, at our option, up to an aggregate principal amount of $5,000,000 in immediately available funds, in two installments of up to $2,500,000 each. Provided that the merger has not been effectuated and the merger agreement has not terminated in accordance with its terms, the first installment will be made available to us on August 1, 2008 and the second installment will be made available on September 2, 2008. The loans are not revolving in nature and no loan may be reborrowed once it has been repaid. The principal on the loan from Intercell becomes due and payable upon the termination of the merger agreement.
     In the event that this interim financing alternative with Intercell is not available to us and that we have not consummated the merger, we will need to raise additional money and may seek to do so by: (1) out-licensing technologies or product candidates to one or more corporate partners, (2) completing an outright sale of assets or our company, (3) securing debt financing, and/or (4) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain, and, if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditure requirements, and the scale of our operations. We expect to attempt to raise additional funds in advance of depleting our existing cash balances; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term needs will require the successful commercialization of our product candidates and, at this time, we cannot reliably estimate if or when that will occur.

     The future cash requirements of our business include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs. We have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of subjects and performance by the applicable institution of certain services, we have estimated our commitments to be $12.2 million over the term of currently ongoing studies. Through March 31, 2008, approximately $9.7 million of this amount has been expensed as research and development expenses and $9.0 million has been paid related to these clinical studies. We also estimate that we have remaining commitments of approximately $320,000 related to the close-out of trials that are substantially complete. The timing of our expense recognition and future payments related to these agreements are subject to the enrollment of subjects and performance by the applicable institutions of certain services. As we expand our clinical studies, we plan to enter into additional agreements.
     The following table summarizes sources and uses of cash and cash equivalents for the three-month periods ended March 31, 2008 and 2007.

	Three months ended March 31,
(in thousands)	2008	2007	$ Change

Net cash used in operating activities	$(4,752)	$(10,126)	$5,374
Net cash (used in) provided by investing activities	(582)	954	(1,536)
Net cash (used in) provided by financing activities	(344)	29,912	(30,256)

Net increase (decrease) in cash and cash equivalents	(5,678)	20,740	(26,418)

Cash and cash equivalents at end of period	$9,822	$34,587	$(24,765)

     Operating Activities. Net cash used in operating activities was $4.8 million for the three months ended March 31, 2008, compared to $10.1 million for the same period in 2007. During the first three months of 2008, our net loss of $6.5 million was reduced by a $2.2 million decrease in accounts receivable resulting from the receipt of payments from HHS for outstanding invoices under our contract and non-cash charges of $1.0 million related to stock-based compensation and depreciation and amortization, partially offset by a decrease of $1.2 million in accounts payable resulting from our payment of subcontractor charges under our HHS contract. During the first three months of 2007, our net loss of $9.2 million was increased by a $1.6 million increase in accounts receivable from HHS and a $651,000 increase in prepaid expenses, partially offset by non-cash charges of $922,000 related to stock-based compensation and depreciation and amortization.
     Investing Activities. Net cash used in investing activities was $582,000 for the three months ended March 31, 2008, compared to net cash provided by investing activities of $954,000 for the same period in 2007. Cash used in investing activities represents the amount used to purchase property, plant and equipment and marketable securities, net of proceeds from the sale and maturity of marketable securities. During the first three months of 2008 and 2007, purchases of property, plant and equipment were $586,000 and $555,000, respectively, and proceeds from the maturity of marketable securities were $0 and $1.5 million, respectively.
     Financing Activities. Net cash used in financing activities was $344,000 for the three months ended March 31, 2008, compared with net cash provided by financing activities of $29.9 million for the same period in 2007. During the first three months of 2008 and 2007, repayments of debt were $348,000 and $492,000, respectively. In March 2007, we raised $30.2 million in net proceeds from the sale, in a private placement, of common stock and warrants.

     The following summarizes our long-term contractual obligations as of March 31, 2008:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
			(In thousands)
Long-Term Debt (1)	$3,977	$1,400	$1,830	$693	$54
Operating Lease Obligations	6,545	1,205	2,495	2,621	224

Total	$10,522	$2,605	$4,325	$3,314	$278

(1)	Includes interest payable in the period.
     Under our existing license agreements, we could be required to pay up to a total of $800,000 for each product candidate in milestone payments through product approval, in addition to sales milestones, and royalties on commercial sales, if any occur.
     Under the merger agreement that we entered into with Intercell in May 2008, we may be obligated to pay a termination fee in the amount of $6,000,000 in specified circumstances in connection with the termination of the merger agreement, including if we enter into an agreement with a party other than Intercell with respect to an acquisition of our company or a specified amount of our voting stock or assets within 12 months after termination of the merger agreement.
     Future capital uses and requirements of our business depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	our pending acquisition by Intercell and the ability to close the transaction;

•	the progress and costs of preclinical development and laboratory testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	our ability to establish, enforce, and maintain collaborations required for product commercialization;

•	the number of product candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our plans to establish sales, marketing, and/or manufacturing capabilities;

•	the acquisition of technologies, products, and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development and commercialization of our products.

Off-Balance Sheet Arrangements
     As of March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.
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
Revenue Recognition. We recognize revenue when all terms and conditions of the agreements have been met, including persuasive evidence of an arrangement, services have been rendered, price is fixed or determinable, and collectability is reasonably assured. For reimbursable cost contracts and research grants, we recognize revenue as costs are incurred once the funding is authorized. Funding of government contracts and grants beyond the U.S. government’s current fiscal year is subject to annual congressional appropriations, and we cannot recognize revenue for subsequent years until the period in which such funding is duly authorized. Provisions for estimated losses on contracts and grants are made in the period such losses are determined.
Research and Development Costs. We expense our research and development costs as incurred; however, equipment and facilities that are acquired or constructed for research and development activities that have alternative future uses (in research and development projects or otherwise) are capitalized and depreciated as tangible assets.
Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)), using the modified-prospective-transition method. We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. Equity instruments issued to nonemployees are accounted for under the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in conjunction with, Selling, Goods and Services. Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.
Cautionary Statement Regarding Forward-Looking Statements
     This report on Form 10-Q contains forward-looking statements. All statements contained in this report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

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
     You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we file from time to time with the U.S. Securities and Exchange Commission (SEC) after the date of this report.
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
Risks Relating To The Proposed Merger
If the proposed merger with Intercell is not consummated, our business and stock price could be adversely affected.
     On May 12, 2008, we entered into an Agreement and Plan of Merger with Intercell and Zebra Merger Sub, Inc., a wholly-owned subsidiary of Intercell, whereby we have agreed to be acquired by Intercell. Under the merger agreement, Zebra Merger Sub, Inc. will be merged with and into Iomai, with Iomai continuing after the merger as the surviving corporation and as a wholly-owned subsidiary of Intercell. Among other things, the merger agreement contains detailed representations and warranties made by us to Intercell, covenants regarding the conduct of our business pending completion of the merger, consents and approvals required for and conditions to the completion of the merger, our ability to consider other acquisition proposals and terms of interim financing that may be provided to us by Intercell. If the merger is completed, at the effective time of the merger, each outstanding share of our common stock, other than shares held by Intercell and it subsidiaries immediately prior to the effective time of the merger (including shares held by certain stockholders who are party to share exchange agreements with Intercell), will be converted into the right to receive $6.60 in cash. The consummation of the transactions contemplated by the merger agreement is subject to regulatory clearances and the approval of our stockholders. We expect our acquisition by Intercell to be consummated before the end of the third quarter of 2008. If the proposed merger is not consummated, we may be subject to a number of material risks and our business and stock price could be adversely affected as follows:
•	we have incurred and expect to continue to incur significant expenses related to the proposed merger with Intercell. These merger-related expenses include legal and other professional fees. If the proposed merger does not close, we expect these fees, payable by us, to total approximately $1.3 million.

•	we could be obligated to pay Intercell a $6,000,000 termination fee in connection with the termination of the merger agreement, depending on the reason for the termination.

•	our customers, prospective customers and investors in general may view the failure to consummate the merger as a poor reflection on our business or prospects;

•	certain of our manufacturers and other business partners may seek to change or terminate their relationships with us as a result of the proposed merger;

•	as a result of the proposed merger, current and prospective employees could experience uncertainty about their future roles within Intercell. This uncertainty may adversely affect our ability to attract and retain our employees, who may seek other employment opportunities;

•	our management team may have been distracted from day to day operations as a result of the proposed merger with Intercell; and

•	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed merger will be completed.
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
     We have incurred substantial losses since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Our net loss for the three months ended March 31, 2008 was $6.5 million. As of March 31, 2008, we had an accumulated deficit of approximately $135.5 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We expect to incur additional operating losses in the future, and we expect these losses to increase significantly, whether or not we generate revenue, as we expand our product development and clinical trial efforts. These losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.
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
     As of March 31, 2008, we had approximately $9.8 million in unrestricted cash, cash equivalents and marketable securities. We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to conduct our research and development programs. In January 2007, we were awarded a five-year, $128 million contract by HHS to fund our development of a dose-sparing patch for use with a pandemic flu vaccine. During the first stage of the contract, HHS has allotted approximately $14.5 million to reimburse us for our activities under that contract. As of March 31, 2008, we had recognized total revenue under the HHS contract of approximately $12.5 million, of which approximately $11.7 million had been billed and approximately $10.6 million had been paid. We currently expect to bill the government for the full $14.5 million authorized under the initial stage of the contract. We believe that our current working capital and reimbursement of expenses under our existing government grants and contracts will be sufficient to fund our operating expenses and capital requirements into the third quarter of 2008, although we cannot assure you that we will not require additional funds before then as our operating plan may change as a result of many factors currently unknown to us. As part of the merger agreement that we entered into with Intercell in May 2008, Intercell has agreed to lend us, at our option, up to an aggregate principal amount of $5,000,000 in immediately available funds, in two installments of up to $2,500,000 each. Provided that the proposed merger has not been effectuated and the merger agreement has not terminated in accordance with its terms, the first installment will be made available to us on August 1, 2008 and the second installment will be made available on September 2, 2008. The loans are not revolving in nature and no loan may be reborrowed once it has been repaid. The principal on the loan from Intercell becomes due and payable upon the termination of the merger agreement.
     In budgeting for our activities, we have relied on a number of assumptions, including assumptions that we will continue to expend funds in preparation for the Phase 3 trials for our travelers’ diarrhea vaccine, that we will not receive any proceeds from potential partnerships, that we will not receive any funds under the HHS contract beyond the $14.5 million allocated for the initial stage of that contract as we are currently working with HHS to refine the budget and the design for the new Phase 2 trial going forward, that government will pay our invoices timely, that we will continue to evaluate preclinical candidates for potential development, that we will not engage in further in-licensing activities, that we will be able to retain our key personnel, and that we will not incur any significant contingent liabilities any of which might change in light of developments. Also, we did not account for our proposed acquisition by Intercell in budgeting for our activities given the recent nature of the potential transaction.
     In particular, we will need to access additional funding prior to the commencement of our pivotal Phase 3 clinical trial of our needle-free travelers’ diarrhea vaccine, for which we expect preparations to begin in late 2008 and, based on our current estimates, we expect our Phase 3 program to cost in the range of $30 to $45 million in third-party expenses. We also may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:
•	our pending acquisition by Intercell and the ability to close the transaction;

•	the number, size and complexity of our clinical trials;

•	our progress in developing our product candidates;

•	the timing of and costs involved in obtaining regulatory approvals;

•	costs of manufacturing our product candidates;

•	costs to maintain, expand and protect our intellectual property portfolio; and

•	costs to develop our sales and marketing capability.

     We expect to access additional funds in advance of when we exhaust our cash resources, which, if we raise additional funds by issuing equity securities, will result in further dilution to our stockholders. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technology, product candidates or products that we might otherwise seek to develop or commercialize ourselves, or to grant licenses on terms that are not favorable to us.
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
     Although our recently completed Phase 2 field trial of our needle-free travelers’ diarrhea vaccine showed that our vaccine resulted in a 75% reduction in moderate-to-severe diarrhea from any cause, the planned Phase 3 efficacy trial, which we plan to conduct during the summer of 2009 when the travelers’ diarrhea season in Latin America is at its peak, may not achieve similar positive results. A number of factors could contribute to a lack of positive results in our planned Phase 3 clinical trial. For example, the incidence of diarrhea or causative organisms could be different in a particular year than we predict or if our subjects do not travel during the peak travelers’ diarrhea season, the performance of our patch system may not replicate results observed in prior trials, and we may not meet our recruitment targets because of changes in travel patterns. Our current rationale for selecting the endpoints for our travelers’ diarrhea vaccine is based on existing clinical trial results and our understanding of the mechanism of action of this product candidate. However, our understanding of the product candidate’s mechanism of action may be incomplete or incorrect, or the mechanism may not be clinically relevant to preventing travelers’ diarrhea. In such cases, our product candidate may prove to be ineffective in the Phase 3 efficacy clinical trial.
     We presently intend to seek regulatory approval for our needle-free travelers’ diarrhea vaccine in both the United States and the European Union, so we expect to meet with the FDA and European regulatory authorities during 2008 to review our plans for the Phase 3 trials for this product candidate. At this time, we are evaluating various possible primary endpoints. We can give no assurances, however, that the FDA, European Medicines Agency (EMEA), or any other regulatory body will not require different primary endpoints or additional efficacy endpoints for registration. Moreover, given that we currently plan to follow only travelers to Guatemala and Mexico in the efficacy trial, the FDA, EMEA and other regulatory authorities may not allow us to claim prevention of travelers’ diarrhea on a global basis without additional sites in other endemic areas. If the FDA or EMEA requires different or any additional efficacy endpoints, we may be required to conduct larger or longer Phase 3 clinical trials than currently planned to achieve a statistically significant result to enable approval of our needle-free travelers’ diarrhea vaccine or accept a narrow label indication.
     Prior to our end-of-Phase 2 meeting with the FDA, we plan to conduct at least one more Phase 2 trial to confirm that the patches from our recently installed commercial patch manufacturing line yield acceptable immunogenicity results. We expect results from this Phase 2 trial in the second half of 2008. If the results of this trial do not confirm data from our prior studies, or if, after our end-of-Phase 2 meeting, the FDA requires us to conduct additional Phase 2 clinical trials of our needle-free travelers’ diarrhea vaccine prior to initiating our Phase 3 efficacy trial, we will incur significant additional development costs, and the initiation of our Phase 3 program may be delayed or cancelled.

     Our current plan for the second dose of our travelers’ diarrhea vaccine is for it to be self-applied two weeks after the first immunization by a clinician, so that full vaccination requires only one visit to a doctor’s office. This strategy is based on the interim results of our 160-subject Phase 2 study, which we announced in February 2008. Four groups were evaluated: two groups received both doses of the vaccine from a medical professional and two other groups of volunteers administered the second vaccine patch themselves. All groups had robust responses to the vaccine, and a statistical analysis of immune parameters following vaccination showed no significant differences between treatment groups at measured time points. While we believe that our travelers’ diarrhea vaccine may be amenable to self-administration based on these results, the FDA or other regulatory authorities may not concur with our analysis. Whether any approved product would be self-administered would depend on many factors, including the outcome of any future studies evaluating self-administration and the views of regulatory agencies.
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
     We also have been seeking potential collaborations for our needle-free travelers’ diarrhea vaccine. The remaining development program and potential commercialization of our travelers’ diarrhea vaccine will require substantial additional cash to fund expenses. In particular, we will need additional funding prior to the commencement of our Phase 3 clinical trial of our needle-free travelers’ diarrhea vaccine, and, based on our current estimates, we expect our Phase 3 program to cost in the range of $30 to $45 million in third-party expenses.
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
     To date, our product candidates have been manufactured in small quantities by us and third party manufacturers for preclinical studies and clinical trials. As we prepare our facility for Phase 3 and commercial manufacturing, this may require scale up of our fermentation, downstream processing and patch manufacturing as compared to our current levels. For example, we have recently installed manufacturing equipment capable of producing initial commercial quantities of our vaccine patches. While we have completed initial engineering runs on this upgraded equipment, we have limited experience manufacturing patches on this upgraded equipment and this may cause delays in manufacturing clinical materials for future studies. We also made some modifications to our manufacturing facility during the first quarter of 2008 in order to ready it for production of Phase 3 materials. We are now in the process of having to requalify the manufacturing facility’s major systems before we are able to make any Phase 3 materials. In addition, we are conducting risk-based pre-process validation studies to identify and test critical control parameters for our travelers’ diarrhea product candidate and our manufacturing process. We intend to share the results from these experiments with the FDA at our end-of-Phase 2 meeting, so we can agree on the approaches for validating the manufacturing process and process controls. These projects may result in unanticipated delays and cost more than expected due to a number of factors, including complying with current Good Manufacturing Practices, or cGMP, regulations for clinical and commercial production, such as qualification and validation of this equipment, and this could result in the delay of initiation of our planned Phase 3 trials and commercial launch of products.
     Presently, we plan to conduct at least one more Phase 2 trial for our needle-free travelers’ diarrhea vaccine to confirm that the patches from this recently installed commercial patch manufacturing line yield acceptable immunogenicity results. We expect results from this Phase 2 trial in the third quarter of 2008. If the results of this trial do not confirm data from our prior studies, we may incur significant additional development costs and initialization of our Phase 3 program may be delayed or cancelled.
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
     We are currently relying upon the United States government to fund our IS patch for pandemic flu. In January 2007, we entered into a five-year, $128 million cost-reimbursement contract with the HHS to develop a “dose-sparing” patch for use in the event of an influenza pandemic where the HHS will fund our costs for research, development and capital and will pay a fixed fee. Currently, HHS has allocated $14.5 million through the first stage of the contract for us to assess the safety and adjuvant effect of the IS patch in an initial clinical trial and to develop plans on how we would produce 150 million IS patches in a six-month period, as required under the contract. In March 2008, we announced the interim results from the 500-subject Phase 1/2 trial to assess the safety and adjuvant effect of the IS patch. We have shared the data with HHS, and in April 2008, we received approval from HHS to expand our program to develop our IS patch for use with an injected H5N1 influenza vaccine. Guided by data from the Phase 1/2 study, we will begin a Phase 2 dose-ranging study designed to identify the optimum dose of antigen and adjuvant that can be used in a one-dose or two-dose regimen to enhance the immune response to a H5N1 influenza vaccine. We are currently working with HHS to refine the budget and the design for the new Phase 2 trial going forward and we cannot be assured of the total amount allotted for the second stage of this project until we receive official notification from HHS.
     In our performance under the HHS contract, we are highly dependent on timely and adequate performance of our subcontractors, including Solvay Pharmaceuticals, which is supplying us with injectable pandemic flu vaccine and regulatory support for our clinical trials. If the performance of our subcontractors is not adequate or timely, our performance under our HHS contract may be delayed, and we therefore may not be able to satisfy the contract’s requirements, which could cause us to be in breach under those contracts and cause those contracts to be terminated. We cannot assure you that one or more of these subcontractors will not be delayed in performing, or fail to perform their obligations under these contracts in compliance with applicable legal requirements.
     Although the government has advised us that funding under our HHS contract has been appropriated for this program outside of the annual appropriations process, government funding is still subject to changing priorities within the government and other political risks, particularly in an election year. As a result, the receipt by us of funds from the United States government to fund our research and development of our IS patch for pandemic flu beyond the $14.5 million already allotted and the new Phase 2 trial being planned cannot be assured. In addition, we expect that United States and foreign governments would be the entities procuring any pandemic flu products, if approved, and not individual consumers. While there has recently been increased public awareness of the risks of pandemic flu, government health organizations may not devote significant resources to the prevention of an outbreak and may not seek to procure pandemic flu products from us. The acceptance of our product candidate for pandemic flu may depend on whether government health organizations adopt a dose-sparing strategy to prevent pandemic flu and whether a competing technology for dose sparing is adopted. If a dose-sparing strategy is not endorsed or a competing technology for dose sparing is adopted, our product candidate will not yield any revenues.
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
     We have entered into a contract with HHS, which is a U.S. government agency. Currently, HHS has allocated $14.5 million through the first stage of the contract for us to assess the safety and adjuvant effect of the IS patch in an initial clinical trial and to develop plans on how we would produce 150 million IS patches in a six-month period, as required under the contract. We are currently working with HHS to refine the budget and the design for the new Phase 2 trial going forward. In contracting with government agencies, we are subject to various U.S. government agency contract requirements. Future revenues from HHS and other U.S. government agencies will depend, in part, on our ability to meet U.S. government agency contract requirements, certain of which we may not be able to satisfy.
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
     All of our product candidates currently in development rely on LT, a naturally occurring bacterial toxin, as an adjuvant. LT has been shown to cause undesirable side effects when delivered through conventional mechanisms such as injection, intranasal and oral delivery methods. LT cannot be administered orally as an adjuvant and was linked to an increase in the risk of Bell’s palsy, a temporary paralysis of the facial muscles, when used in a nasal flu vaccine that was on the market in Europe during the 2000/2001 flu season. If we find that LT is not safe when administered to subjects to the skin using our TCI technology, we will not be able to use LT in our products. This would have a material adverse effect on our product development efforts.
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
     We do not have an in-house manufacturing capability for our skin preparation systems (SPS) and depend completely on a small number of third-parties for the manufacture of our SPS. We do not have long-term agreements with any of these third parties, and if they are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our SPS in a timely manner from these third parties could delay clinical trials and prevent us from developing our product candidates in a cost-effective manner or on a timely basis. In addition, manufacturers of our SPS are subject to certain international manufacturing standards and we do not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our product candidates could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval plant inspection, the FDA will not grant pre-market approval of our products.
The skin preparation systems used in connection with our product candidates may make our products less attractive to consumers.
     We have observed in our product development efforts that the delivery of antigens and adjuvants to Langerhans cells through the skin is significantly improved by prepping the skin to disrupt the outer dead layer of skin, known as the stratum corneum. Based on animal studies, we believe that the method and level of skin preparation may differ from one product candidate to another because of the different physical properties of the active ingredients. Therefore, more than one SPS may be required for our different products to be effective. In recent clinical studies for our needle-free travelers’ diarrhea and flu vaccine patches, we have tested simple abrasive materials to disrupt the stratum corneum and are now working to design and test improved embodiments of these materials for use in our future clinical trials of our product candidates. We believe our SPS will be simple to perform and will not involve discomfort to the subject. However, to the degree that our SPS is not perceived to be simple to perform or involve discomfort to the consumer, it could reduce the attractiveness of our products since alternative vaccines or treatments are available for many of the indications that our product candidates under development seek to address.
As part of our product development efforts, we may make significant changes to our product candidates. These changes may not yield the benefits that we expect.
     We have made changes in the design or application of our product candidates in response to preclinical studies and clinical trial results and technological changes, and we may make additional changes in the future before we are able to commercialize our products. These and other changes to our product candidates may not yield the benefits that we expect and may result in complications and additional expenses that delay the development of our product candidates. In addition, changes to our product candidates may not be covered by our existing patents and patent applications, and may not qualify for patent protection, which could have a material adverse effect on our ability to commercialize our product candidates. See the risk factor entitled “If we are unable to protect our intellectual property, we may not be able to operate our business profitably.”

We may be required to conduct clinical trials of our IS patch with flu vaccines developed by different manufacturers, which may lead to added cost and delay in approval and commercialization of our IS patch.
     Approval by the FDA of our IS patch with flu vaccines will be based on clinical data with the relevant flu vaccines. In order for our IS patch to gain approval from the FDA for use with multiple commercially available injectable flu vaccines, we may need to conduct multiple clinical trials of our IS patch with multiple flu vaccines developed by different manufacturers. This may substantially expand the cost and time required for the clinical trials of our IS patch, which could delay its potential approval by the FDA and its commercialization.
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
     Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approvals. Data obtained from preclinical studies and clinical studies are subject to varying interpretations that could delay, limit or prevent regulatory approval, and failure to observe regulatory requirements or inadequate manufacturing processes are examples of other problems that could prevent approval. In addition, we may encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in FDA policy.
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
     From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, on September 27, 2007, the Food and Drug Administration Amendments Act of 2007 (FDAAA) was enacted, giving the FDA enhanced post-market authority, including the authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluation and mitigation strategies approved by the FDA. The FDA’s post-market authority took effect on March 25, 2008, 180 days after the enactment of the law. Failure to comply with any requirements under the FDAAA may result in significant penalties. The FDAAA also authorizes significant civil money penalties for the dissemination of false or misleading direct-to-consumer advertisements and allows the FDA to require companies to submit direct-to-consumer television drug advertisements for FDA review prior to public dissemination. Additionally, the new law expands the clinical trial registry so that sponsors of all clinical trials, except for Phase 1 trials, are required to submit certain clinical trial information for inclusion in the clinical trial registry data bank. The FDA’s exercise of its new authority could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale of approved products. In addition to the FDAAA, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted, or FDA regulations, guidance or interpretations will change, and what the impact of such changes, if any, may be.

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
     We base our TCI technology in large part on innovations for which WRAIR has sought protection under the United States and certain foreign patent laws. We consider patent protection of our TCI technology to be critical to our business prospects. As of May 2, 2008, there are four issued and one allowed United States patents, 43 issued foreign patents and 42 United States and foreign patent applications relating to TCI and improvements on the technology. The four issued United States patents will expire between November 2016 and February 2019. The 42 issued foreign patents will expire between November 2016 and February 2019. Under our license agreement with WRAIR, we bear financial responsibility for the preparation, filing, prosecution and maintenance of any and all patents and patent applications licensed. With respect to enforcement, we have the right to bring actions to enforce patents licensed under the WRAIR license agreement, subject to WRAIR’s continuing right to intervene, and WRAIR maintains the right to bring enforcement actions if we fail to do so.
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
     We are a small company with 110 full-time employees as of March 31, 2008, and we depend to a great extent on principal members of our management and scientific staff. If we lose the services of any key personnel, in particular, Stanley Erck, our President and Chief Executive Officer, or Gregory Glenn, our Chief Scientific Officer, it could significantly impede the achievement of our research and development objectives and could delay our product development programs and approval and commercialization of our product candidates. We do not currently have any key man life insurance policies. While we have entered into agreements with certain of our executive officers relating to severance after a change of control and these officers have agreed to restrictive covenants relating to non-competition and non-solicitation, we have not entered into employment agreements with members of our senior management team other than Stanley Erck. Our agreement with Stanley Erck does not ensure that we will retain his services for any period of time in the future. Our success depends on our ability to attract and retain highly qualified scientific, technical and managerial personnel and research partners. Competition among biopharmaceutical and biotechnology companies for qualified employees is intense, and we may not be able to retain existing personnel or attract and retain qualified staff in the future. If we fail to hire and retain personnel in key positions, we will be unable to develop or commercialize our product candidates in a timely manner
Our competitors may have superior products, manufacturing capability or marketing expertise.
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
     While there are no vaccines indicated for prevention of ETEC that have been approved for sale in the United States, we are aware of several companies with ETEC vaccine product candidates that are in development, which, if approved, would compete against our needle-free travelers’ diarrhea vaccine patch. Those companies with potential ETEC vaccine candidates include ACE BioSciences A/S, Avant Immunotherapeutics, Inc., Cambridge Biostability Ltd., Crucell, N.V., Emergent BioSolutions, Inc., and Intercell AG. One of our competitors, Crucell announced in 2005 results from a study of an ETEC vaccine indicating the vaccine may be effective in preventing diarrhea caused by ETEC. In the absence of vaccines, travelers’ diarrhea is generally treated, either prophylactically or following onset, with antibiotics or over-the-counter, or OTC, products that alleviate symptoms. Some of these OTC products and antibiotics, such as Cipro, are marketed by pharmaceutical companies with substantial resources and enjoy widespread acceptance among physicians and patients. In addition, Salix Pharmaceuticals, Inc. has announced that it has completed a Phase 3 study and initiated another to evaluate the efficacy and safety of an antibiotic specifically designed to be taken prophylactically for the prevention of travelers’ diarrhea, and is targeting filing a marketing application in the first half of 2008.
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
     Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. If we cannot continue to provide reliable financial reports or prevent fraud, our operating results could be harmed. Also, to account for our continued growth, as well the additional reporting obligations under the HHS contract, we have installed a financial system, which went live on January 1, 2007. Our experience with this new system is limited and could impact our ability in the future to provide timely financial reports. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. There are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
     The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical, biopharmaceutical and biotechnology stocks. The volatility of pharmaceutical, biopharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the shares. Factors that could cause volatility in the market price of our common stock include:
•	our proposed acquisition by Intercell;
•	the timing and the results from our clinical trial programs;
•	developments concerning current or future strategic alliances;
•	FDA or international regulatory actions;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	announcements of clinical trial results or new product introductions by our competitors;
•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;
•	developments concerning intellectual property rights;

•	litigation or public concern about the safety of our potential products;

•	actual and anticipated fluctuations in our quarterly operating results;

•	announcements regarding transactions with third parties;

•	deviations in our operating results from the estimates of securities analysts;

•	additions or departures of key personnel; and

•	third-party reimbursement policies.
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

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
     We currently have in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our principal executive officer and our principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of March 31, 2008 in connection with the preparation of this report. They concluded that the controls and procedures were effective and adequate at that time.
Changes in Internal Controls Over Financial Reporting
     There have been no significant changes in our internal control over financial reporting during the three- month period ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
     We incorporate by reference the information included under “Factors That May Impact Future Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report.
ITEM 6. Exhibits

Exhibit 2.1 (1)	Agreement and Plan of Merger, dated as of May 12, 2008, by and among, Intercell AG, Zebra Merger Sub, Inc. and Iomai Corporation.

Exhibit 3.1.3 (2)	Third Amended and Restated Certificate of Incorporation.

Exhibit 3.2.3 (3)	Third Amended and Restated Bylaws.

Exhibit 10.1 (1)	Amendment No. 3, dated May 12, 2008, to the Employment Agreement between Iomai Corporation and Stanley Erck

Exhibit 10.2 (1)	Form of Amendment to the Change in Control Agreement, between Iomai Corporation and certain officers.**

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1(4)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Indicates a management contract or compensatory plan.

(1)	Previously filed as an exhibit to the Company’s Form 8-K filed May 13, 2008 and incorporated herein by reference thereto.

(2)	Previously filed as an exhibit to the Company’s Form S-1/A (File No. 333-128765) and incorporated herein by reference thereto.

(3)	Previously filed as an exhibit to the Company’s Form 8-K filed March 24, 2006 and incorporated herein by reference thereto.

(4)	This certification is deemed to be furnished but not filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMAI CORPORATION
/s/ Stanley C. Erck
Stanley C. Erck
President & Chief Executive Officer

Dated: May 14, 2008